Form 10-Q
period 1998-06-30
MEDIACOM CAPITAL CORP; MEDIACOM LLC
filed 1998-08-14
CIK 1064117, 1064116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             --------------------

                                   FORM 10-Q

                             --------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        Securities Exchange Act of 1934


                         For the quarterly period ended
                                 JUNE 30, 1998


                 COMMISSION REGISTRATION NUMBERS: 333-57285-01
                                                  333-57285

                                   Mediacom LLC
                         Mediacom Capital Corporation*
          (Exact names of Registrants as specified in their charters)

                NEW YORK                               06-1433421
                NEW YORK                               06-1513997
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Numbers)

                              100 CRYSTAL RUN ROAD
                           Middletown, New York 10941
                    (Address of principal executive offices)

                                  914-695-2600
              (Registrants' telephone number including area code)


     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                          Yes             No     X **
                                ---             ---

     ** Registrants are submitting this Form 10-Q on a voluntary basis. Neither of the Registrants are currently subject to the filing requirements under
Section 13 or 15(d) of the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding of Mediacom Capital Corporation as of the date hereof: 100

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         MEDIACOM LLC AND SUBSIDIARIES

                             SECOND QUARTER REPORT

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                     INDEX

                                                                    Page
                                                                    ----
PART I    FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements of Mediacom LLC
            and Subsidiaries                                         2
          Notes to Consolidated Financial Statements                 6

          Financial Statement of Mediacom Capital Corporation       12
          Note to Financial Statement                               13

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           14


PART II   OTHER INFORMATION


Items 1-6.  None

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)


                                                                                    JUNE 30,               DECEMBER 31,
                                                                                      1998                     1997
                                                                               -----------------        -----------------
                               ASSETS                                             (Unaudited)
                               ------
Cash and cash equivalents                                                            $  1,408                 $  1,027
Subscriber accounts receivable, net of allowance for
 doubtful accounts of $359 and $56                                                      5,043                      618
Prepaid expenses and other assets                                                       2,761                    1,358
Investment in cable television systems:
  Inventory                                                                             4,213                    1,032

  Property, plant and equipment, at cost                                              200,117                   51,735
  Less- accumulated depreciation                                                      (18,317)                  (5,737)
                                                                                    ----------               ----------
         Property, plant and equipment, net                                           181,800                   45,998

 Intangible assets, net                                                               234,286                   47,859
                                                                                    ----------               ----------
         Total investment in cable television systems                                 420,299                   94,889

Other assets, net                                                                      19,714                    4,899
                                                                                    ----------               ----------
         Total assets                                                                $449,225                 $102,791
                                                                                    ==========               ==========

                     LIABILITIES AND MEMBERS' EQUITY
                     --------------------------------
LIABILITIES
Debt                                                                                 $315,129                 $ 72,768
Accounts payable                                                                        4,948                      853
Accrued expenses                                                                       28,022                    4,021
Subscriber advances                                                                       612                      603
Management fees payable                                                                   519                      105
Commitments and contingencies
                                                                                    ----------               ----------
         Total liabilities                                                            349,230                   78,350

MEMBERS' EQUITY
  Capital contributions                                                               124,990                   30,990
  Accumulated deficit                                                                 (24,995)                  (6,549)
                                                                                    ----------               ----------
         Total members' equity                                                         99,995                   24,441
                                                                                    ----------               ----------
         Total liabilities and members' equity                                       $449,225                 $102,791
                                                                                    ==========               ==========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                                             THREE MONTHS ENDED JUNE 30,             SIX  MONTHS ENDED  JUNE 30,
                                                             ---------------------------             ---------------------------
                                                              1998                 1997               1998                 1997
Revenues                                                    $34,125               $3,125           $ 60,068              $ 6,019
                                                           ---------             --------         ----------            ---------
Costs and expenses:
 Service costs                                               11,641                  923             21,463                1,813
 Selling, general and administrative expenses                 6,238                  582             11,541                1,016
 Management fee expense                                       1,575                  156              2,782                  301
 Depreciation and amortization                               16,193                1,098             27,422                2,705
                                                           ---------             --------         ----------            ---------
Operating income (loss)                                      (1,522)                 366             (3,140)                 184
                                                           ---------             --------         ----------            ---------
Interest expense, net                                         6,721                  930             11,738                1,819
Other expenses                                                  228                  435              3,568                  438
                                                           ---------             --------         ----------            ---------
Net loss                                                    $(8,471)              $ (999)          $(18,446)             $(2,073)
                                                           =========             ========         ==========            =========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                         (All dollar amounts in 000's)



Balance, commencement of operations (March 12, 1996)                                             $  5,490

             Capital contributions                                                                  1,000

             Net loss                                                                              (1,953)
                                                                                                ----------
Balance, December 31, 1996                                                                          4,537

             Capital contributions                                                                 24,500

             Net loss                                                                              (4,596)
                                                                                                ----------
Balance, December 31, 1997                                                                         24,441

             Capital contributions                                                                 94,000

             Net loss (unaudited)                                                                 (18,446)
                                                                                                ----------
Balance, June 30, 1998                                                                           $ 99,995
                                                                                                ==========


          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (UNAUDITED)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------------
                                                                                        1998                     1997
                                                                                    ------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                           $ (18,446)                $ (1,306)
 Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization                                                       27,422                    2,705
   (Increase) decrease in subscriber accounts receivable                               (4,425)                    (258)
   (Increase) decrease in prepaid expenses and other assets                            (1,403)                     671
   Increase (decrease) in accounts payable and accrued expenses                        28,096                      354
   Increase (decrease) in subscriber advances                                               9                      468
   Increase (decrease) in management fees payable                                         414                       24
   Other                                                                                  136                      125
                                                                                   -----------               ----------
         Net cash flows from operating activities                                      31,803                    2,783
                                                                                   -----------               ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                                                 (16,884)                  (1,539)
 Acquisitions of cable television systems                                            (337,195)                 (43,061)
 Other, net                                                                                 -                     (214)
                                                                                   -----------               ----------
         Net cash flows used in investing activities                                 (354,079)                 (44,814)
                                                                                   -----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                       456,400                   62,600
 Repayment of debt                                                                   (214,175)                 (38,200)
 Capital contributions                                                                 94,000                   19,500
 Financing costs                                                                      (13,568)                  (1,419)
                                                                                   -----------               ----------
         Net cash flows from financing activities                                     322,657                   42,481
                                                                                   -----------               ----------
         Net increase in cash and cash equivalents                                        381                      450

CASH AND CASH EQUIVALENTS, beginning of period                                          1,027                      396
                                                                                   -----------               ----------
CASH AND CASH EQUIVALENTS, end of period                                            $   1,408                 $    846
                                                                                   ===========               ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for interest                                           $   7,482                 $  1,830
                                                                                   ===========               ==========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)

(1)  STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION

     Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, was formed in July 1995
principally to acquire and operate cable television systems.   As of June 30,
1998, the Company had acquired and was operating cable television systems in fourteen states principally Alabama, California, Florida, Kentucky, Missouri and North Carolina (see Note 2).

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of 8.5% Senior Notes due 2008 (the "Senior Notes"), which were issued on April 1, 1998 (see Note 3). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the offering of the Senior Notes.

     The consolidated financial statements include the accounts of Mediacom and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The consolidated financial statements as of June 30, 1998 and 1997 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted principles and are consistent with those applied during annual periods. The interim financial statements should be read in conjunction with the Company's Amendment No. 1 to its Registration Statement on Form S-4 (Registration Nos. 333-57285-01 and 333-57285) for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1998.

     During the second quarter of 1998, the Company commenced capitalizing interest on projects under construction. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate life of the related assets. The capitalized interest for the three months ended June 30, 1998, was $148.

(2)  ACQUISITIONS

     The Company has completed the undernoted acquisitions (the "Acquired Systems") in 1998 and 1997. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. Such allocations are subject to adjustments upon the final appraisal information received by the Company. The results of operations of the Acquired Systems have been included with those of the Company since the date of acquisition.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)

(2)  ACQUISITIONS (CON'T)

     1998
     ----

     On January 9, 1998, Mediacom California LLC ("Mediacom California"), a directly owned subsidiary of Mediacom, acquired the assets of a cable television system serving approximately 17,200 subscribers in Clearlake, California and surrounding communities (the "Clearlake System") for a purchase price of $21,400. The purchase price has been preliminarily allocated as follows: approximately $8,560 to property, plant and equipment, $8,515 to franchise costs and $4,325 to subscriber lists. Additionally, approximately $205 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $370, which are included in intangible assets and accrued expenses. The acquisition of the Clearlake System was financed with borrowings under the Company's bank credit facilities (see Note 3).

     On January 23, 1998, Mediacom Southeast LLC ("Mediacom Southeast"), a directly owned subsidiary of Mediacom, acquired the assets of cable television systems serving approximately 260,100 subscribes in various regions of the United States (the "Cablevision Systems") for a purchase price of approximately $308,700. The purchase price has been preliminarily allocated as follows: approximately $123,500 to property, plant and equipment, $120,200 to franchise costs and $65,000 to subscriber lists. Additionally, approximately $2,630 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $3,750, which are included in intangible assets and accrued expenses. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with equity contributions, borrowings under the Company's bank credit facilities, and other bank debt (see Notes 1 and 3).

     1997
     ----

     On June 24, 1997, Mediacom Delaware LLC ("Mediacom Delaware"), a directly owned subsidiary of Mediacom, acquired the assets of a cable television system serving approximately 29,300 subscribers in lower Delaware and southwestern Maryland for a purchase price of $42,900. The purchase price has been preliminarily allocated as follows: approximately $21,450 to property, plant and equipment, $14,200 to franchise costs and $7,250 to subscriber lists. Additionally, approximately $275 of direct acquisition costs has been allocated to other assets.

     On September 19, 1997, Mediacom California acquired the assets of a cable television system serving approximately 9,600 subscribers in Sun City, California for a purchase price of $11,500. The purchase price has been preliminarily allocated as follows: approximately $4,600 to property, plant and equipment, $4,500 to franchise costs and $2,400 to subscriber lists. Additionally, approximately $167 of direct acquisition costs has been allocated to other assets.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)

(2)  ACQUISITIONS (CON'T)

     The Company has reported the operating results of the Acquired Systems from the date of their respective acquisition. Unaudited pro forma operating results of the Company assuming the acquisitions of the Acquired Systems had been consummated on January 1, 1997 are as follows:

                                                                                 PRO FORMA RESULTS FOR THE
                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------------------
                                                                                1998                    1997
     Revenues                                                                 $65,804                 $59,824
                                                                             --------                --------
     Operating expenses and costs:
       Service costs                                                           23,674                  23,161
       Selling, general and administrative expenses                            12,226                  11,469
       Management fee expense                                                   3,040                   2,861
       Depreciation and amortization                                           29,750                  27,476
                                                                             --------                --------
     Operating loss                                                           $(2,886)                $(5,143)
                                                                             ========                ========

     The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the Acquired Systems been consummated on January 1, 1997.

     On June 24, 1998, the Company entered into an asset purchase agreement with Bootheel Video, Inc., a wholly-owned subsidiary of CSC Holdings, Inc. (formerly known as Cablevision Systems Corporation), to acquire a cable television system serving approximately 3,900 subscribers in Caruthersville, Missouri (the "Caruthersville System") for a cash purchase price of $5,000.

(3)  DEBT

     As of June 30, 1998 and December 31, 1997, debt consisted of:

                                                                             JUNE 30,              DECEMBER 31,
                                                                               1998                    1997
                                                                            ----------             ------------
     Mediacom:
      Holding Company Notes (a)                                                   -                      -
      8-1/2% Senior Notes (b)                                                $200,000                    -

     Subsidiaries:
      Bank Credit Facilities (c)                                              111,800                $69,575
      Seller Note (d)                                                           3,329                  3,193
                                                                            ----------              ---------
                                                                             $315,129                $72,768
                                                                            ==========              =========

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)

(3)  DEBT (CON'T)

  (a) On January 23, 1998, Mediacom issued two notes (the "Holding Company Notes") to a bank in the aggregate principal amount of $20,000 to finance in part the acquisition of the Cablevision Systems. On April 1, 1998, the Holding Company Notes were repaid in full from the net proceeds of the Offering (as defined below).

  (b) On April 1, 1998, Mediacom and Mediacom Capital jointly issued (the "Offering") $200,000 aggregate principal amount of 8.5% Senior Notes due on April 15, 2008. The Senior Notes are unsecured obligations of the Company, and the indenture agreement for the Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8.5% per annum, beginning from the date of issuance and is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

  (c) On January 23, 1998, Mediacom Southeast entered into an eight and one half year, $225,000 reducing revolver and term loan agreement (the "Southeast Credit Facility"). On June 24, 1997, Mediacom California, Mediacom Delaware and Mediacom Arizona LLC, a directly owned subsidiary of Mediacom (collectively, the "Western Group"), entered into an eight and one half year, $100,000 reducing revolver and term loan agreement (the "Western Credit Facility" and, together with the Southeast Credit Facility, the "Bank Credit Facilities"). At June 30, 1998, the aggregate bank commitments under the Bank Credit Facilities were $324,950. The Bank Credit Facilities are non- recourse to Mediacom and have no cross-default provisions relating directly to each other. The reducing revolving credit lines under the Bank Credit Facilities make available a maximum commitment amount for a period of up to eight and one half years, which is subject to quarterly reductions, beginning September 30, 1998, ranging from 0.21% to 12.42% of the original commitment amount of the reducing revolver. The term loans under the Bank Credit Facilities are repaid in consecutive installments beginning September 30, 1998, ranging from 0.42% to 12.92% of the original term loan amount. The Bank Credit Facilities require mandatory reductions of the reducing revolvers and mandatory prepayments of the term loans from excess cash flow, as defined, beginning December 31, 1999. The Bank Credit Facilities provide for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 3/8% to 1/2% per annum on the unused portion of available credit under the reducing revolver credit lines. The effective interest rates on outstanding debt under the Bank Credit Facilities were 8.1% at June 30, 1998 and 8.7% at December 31, 1997, after giving effect to the interest rate swap agreements discussed below.

      The Bank Credit Facilities contain restrictive covenants on the subsidiaries, including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness and certain restrictive payments, and restrictions on certain transactions with affiliates, and require the maintenance of certain financial ratios, such as, the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the pro forma debt service coverage ratio. The Company was in compliance with all financial ratios as of June 30, 1998.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)


(3)  DEBT (CON'T)

    The Bank Credit Facilities are secured by Mediacom's pledge of all its ownership interests in the subsidiaries and a first priority lien on all the tangible and intangible assets of the subsidiaries, other than real property. The indebtedness under the Bank Credit Facilities is guaranteed by Mediacom on a limited recourse basis to the extent of its ownership interests in the subsidiaries. At June 30, 1998, the Company had $212,650 of unused bank commitments under the Bank Credit Facilities, of which approximately $204,500 could have been borrowed by the subsidiaries for purposes of distributing such borrowed proceeds to Mediacom under the most restrictive covenants of the Bank Credit Facilities.

    The stated maturities of all debt outstanding under the Bank Credit Facilities as of June 30, 1998 are as follows:

                1998                             $    250
                1999                                2,000
                2000                                2,300
                2001                                6,600
                2002                                9,500
                Thereafter                         91,150
                                                ---------
                                                 $111,800
                                                =========

    As of June 30, 1998, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $62,000 is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Facilities. Under the terms of the Swaps, which expire from 1998 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

  (d)  Seller Note
       -----------

    In connection with the acquisition of a cable television system in June 1996, the Western Group issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2,800, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the Seller Note and is payable at maturity or upon prepayment. For the five-year period ending June 28, 2001, the annual interest rate is 9.0%. After the initial five-year period, the annual interest rate increases to 15.0%, with an interest clawback for the first five years. After the initial seven-year period, the interest rate increases to 18.0%, with an interest clawback for the first seven years. There are no penalties associated with prepayment of this note.

    The Seller Note agreement contains a debt incurrence covenant limiting the ability of the Western Group to incur additional indebtedness. The Seller
    Note is subordinated and junior in right of payment to all senior obligations of the Western Group, as defined in the Western Credit Facility.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)


(4)  COMMITMENTS AND CONTINGENCIES

     Pursuant to the Cable Television Consumer and Competition Act of 1992, the Federal Communications Commission ("FCC") has adopted comprehensive regulations governing rates charged to subscribers for basic cable and cable programming services. These rates must be set using a benchmark formula. Alternatively, a cable operator can attempt to establish higher rates through a cost-of-
service  showing.   The  FCC  has  also  adopted regulations that permit
qualifying small cable operators to justify their regulated rates using a simplified rate-setting methodology. This methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Approximately 82% of the basic subscribers served by the Company's cable television systems are covered by such FCC rules. Once rates for basic cable and cable programming services have been established pursuant to one of these methodologies, the rate level can subsequently be adjusted only to reflect changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming costs and franchise-related obligations. FCC regulations also govern the rates which can be charged for the lease of customer premises equipment and for installation services.

     As a result of such legislation and FCC regulations, the Company's basic service and cable programming service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the FCC if a complaint has been filed, or by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of the review process, the Company cannot substantiate the rates charged by its cable television systems for Regulated Services, the Company could be required to reduce its rates for Regulated Services to the appropriate level and refund the excess portion of rates received for up to one year prior to the implementation.

     The Company's agreements with franchise authorities require the payment of fees of up to 5% of annual system revenues. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for periods of up to fifteen years.

     On June 24, 1998, a bank issued a $500 irrevocable letter of credit on behalf of the Company in favor of the seller of the Caruthersville System to secure the Company's performance under the related asset purchase agreement (see
Note 2).

                          MEDIACOM CAPITAL CORPORATION
                                 BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)


                   ASSETS
                   ------

Note receivable - from affiliate for issuance of common stock           $ 100
                                                                        -----
                Total assets                                            $ 100
                                                                        =====


        LIABILITIES AND OWNER'S EQUITY
        ------------------------------

Owner's equity

        Common Stock, par value $0.10; 200 shares authorized;
        100 shares issued and outstanding                               $  10
        Additional paid-in capital                                         90
                                                                        -----
                Total owner's equity                                    $ 100
                                                                        -----

                Total liabilities and owner's equity                    $ 100
                                                                        =====

                          MEDIACOM CAPITAL CORPORATION
                           NOTE TO THE BALANCE SHEET
                              --------------------


     Mediacom Capital Corporation (the "Mediacom Capital"), a New York corporation, is a wholly owned subsidiary of Mediacom LLC and was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom LLC of $200 million aggregate principal amount of the 8 1/2% Senior Notes due April 15, 2008. Mediacom Capital has no operations.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company, the description of the Company's business, as well as other sections of this Form 10-Q contain certain forward-looking statements.
The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Amendment No. 1 to its Registration Statement on Form S-4 filed August 10, 1998.

INTRODUCTION AND RECENT DEVELOPMENTS

     Mediacom was founded in July 1995, principally to acquire, operate and develop cable television systems through its subsidiaries in selected non-metropolitan markets of the United States. To date, the Company has completed eight acquisitions of cable television systems that, as of June 30, 1998, passed approximately 486,000 homes and served approximately 345,000 basic subscribers.

     The Company's business strategy is to: (i) acquire underperforming and undervalued cable television systems primarily in non-metropolitan markets, as well as related telecommunications businesses; (ii) build subscriber clusters through regionalized operations; (iii) implement operating plans and system improvements designed to enhance the long-term operational and financial performance of the Company; and (iv) deploy a flexible financing strategy to complement the Company's growth objectives and operating plans.

     From March 1996 to December 1997, the Company completed six acquisitions of cable television systems that, as of June 30, 1998, served approximately 65,100 basic subscribers in California, Arizona, Delaware, and Maryland (the "1997 Systems"). In January 1998, the Company acquired cable television systems in two separate transactions that, as of June 30, 1998, served approximately 279,900 basic subscribers in eleven states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina (the "1998 Systems"). The aggregate purchase price for the 1997 Systems and the 1998 Systems (collectively, the "Systems) was approximately $428.2 million (before closing costs and adjustments). See "Business Business Strategy" in the Company's Amendment No. 1 to its Registration Statement on Form S-4 filed August 10, 1998.

RESULTS OF OPERATIONS

     The following historical information includes the results of operations of the Lower Delaware System (acquired on June 24, 1997), the Sun City System (acquired on September 19, 1997), the Jones System (acquired on January 9, 1998) and the Cablevision Systems (acquired on January 23, 1998) only for that portion of the respective period that such cable television systems were owned by the Company. See Note 2 to the Company's Consolidated Financial Statements for a detailed description of the Company's acquisitions in 1997 and 1998.

     A significant portion of the Company's basic subscribers is included in the Lower Delaware System, the Sun City System, the Jones System and the Cablevision Systems. At June 30, 1998, these systems served approximately 319,600 basic subscribers, representing 92.6% of the approximately 345,000 subscribers served by the Company as of such date. Accordingly, the Company's aforementioned acquisition activities have resulted in substantial increases in the revenues, operating expenses, operating loss, net loss and Adjusted EBITDA (defined below) for the three and six month periods ended June 30, 1998, compared to the corresponding periods of 1997. Consequently, the Company believes that any comparison of its results of operations between the periods in 1998 and 1997 are not indicative of the Company's results of operations in the future.

     Revenues increased to approximately $34.1 million and $60.1 million for the three and six months ended June 30, 1998, respectively, from approximately $3.1 million and $6.0 million for the corresponding periods of 1997, due to: (i) the inclusion of the results of operations of the Lower Delaware System and the Sun City System for the full three and six months ended June 30, 1998; (ii) the inclusion of the results of operations of the Jones System and Cablevision Systems from their respective acquisition dates; and (iii) the implementation of basic service rate increases in March and April 1998 affecting approximately 237,000 and 22,000 basic subscribers, respectively. The average monthly basic service rate increase was approximately $3.20 per affected basic subscriber. Of the revenues for the six months ended June 30, 1998, approximately 80.0% were attributable to basic revenues, 15.0% to premium revenues, and 5.0% to other revenues. Of the revenues for the corresponding period in 1997, approximately 79.0% were attributable to basic revenues, 8.0% to premium revenues and 13.0% to other revenues.

     Service costs increased to approximately $11.6 million and $21.5 million for the three and six months ended June 30, 1998, respectively, from approximately $923,000 and $1.8 million for the corresponding periods of 1997. Substantially all of this increase was due to the inclusion of the aforementioned acquisitions by the Company. Of the service costs for the six months ended June 30, 1998, approximately 74.0% were attributable to programming and copyright costs, 14.0% to technical personnel costs, and 12.0% to plant operating costs. Of the service costs for the corresponding period in 1997, approximately 67.0% were attributable to programming and copyright costs, 15.0% to technical personnel costs, and 18.0% to plant operating costs.

     Selling, general and administrative expenses increased to approximately $6.2 million and $11.5 million for the three and six months ended June 30, 1998, respectively, from approximately $582,000 and $1.0 million for the corresponding periods of 1997. Substantially all of this increase was due to the inclusion of the aforementioned acquisitions by the Company. Of the selling, general and administrative expenses for the six month period ended June 30, 1998, 30.0% were attributable to customer service and administrative personnel costs, 24.0% to franchise fees, other fees and taxes, 12.0% to customer billing expenses, and 34.0% to marketing, advertising sales and office administration expenses. Of the selling, general and administrative expenses for the corresponding period in 1997, approximately 36.0% were attributable to customer service and administrative personnel costs, 10.0% to franchise fees, other fees and taxes, 11.0% to customer billing expenses, and 43.0% to marketing, advertising sales and office administration expenses.

     Management fee expense increased to approximately $1.6 million and $2.8 million for the three and six months ended June 30, 1998, respectively, from approximately $156,000 and $301,000 for the corresponding period of 1997. Such increase was due to the higher revenues generated in the 1998 periods. Depreciation and amortization expense increased to approximately $16.2 million and $27.4 million for the three and six months ended June 30, 1998, respectively, from approximately $1.1 million and $2.7 million for the corresponding periods of 1997. This increase was substantially due to the aforementioned acquisition activity of the Company.

     The Company generated an operating loss of approximately $1.5 million and $3.1 million for the three and six months ended June 30, 1998, respectively, compared to operating income of approximately $366,000 and $184,000 for the corresponding periods of 1997, principally due to the increase in depreciation and amortization expense as discussed above.

     Interest expense, net, increased to approximately $6.7 million and $11.7 million for the three and six months ended June 30, 1998, respectively, from approximately $930,000 and $1.8 million for the corresponding periods of 1997. This increase was substantially due to the additional debt incurred in connection with the acquisitions by the Company as discussed above. Other expenses decreased to approximately $228,000 for the three months ended June 30, 1998, from $435,000 for the corresponding period of 1997 principally due to acquisition fees paid to Mediacom Management in the 1997 period. Other expenses increased to approximately $3.6 million for the six months ended June 30, 1998, from approximately $438,000 for the corresponding period of 1997. This increase was substantially due to acquisition fees paid to Mediacom Management Corporation in connection with the acquisitions of the Jones System and the Cablevision Systems. Due to the factors described above, the net loss increased to approximately $8.5 million and $18.4 million for the three and six months ended June 30, 1998, respectively, from approximately $999,000 and $2.1 million for the corresponding periods of 1997.

     Adjusted EBITDA represents operating income (loss) before depreciation and amortization. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining Adjusted EBITDA. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures by other companies.

     The three-month period ended June 30, 1998 is the only period in which the Company operated all of the Systems. Adjusted EBITDA increased to approximately $14.7 million and $24.3 million for the three and six months ended June 30, 1998, respectively, from approximately $1.5 million and $2.9 million for the corresponding periods of 1997. This increase was substantially due to the aforementioned acquisitions of the Company. Adjusted EBITDA as a percentage of revenues decreased to 43.0% and 40.4% for the three and six months ended June 30, 1998, respectively, from 46.9% and 48.0% for the corresponding periods of 1997. This decrease was principally due to the higher programming costs of the acquired 1998 Systems in relation to the revenues generated by these cable television systems.

LIQUIDITY AND CAPITAL RESOURCES

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. In addition, the Company has pursued, and continues to pursue, a business strategy that includes selective acquisitions. Since it commenced operations in March 1996, the Company has funded its debt service, working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through these same sources and the Company believes that it will continue to generate internal funds and be able to obtain financing sufficient to meet such expenditures and requirements.

     During the first six months of 1998, the Company incurred capital expenditures (other than those related to acquisitions) of approximately $16.9 million in connection with the maintenance, replacement, expansion and upgrading of the Company's Systems. Cash generated from operations and bank borrowings funded these requirements. For 1998, the Company intends to spend approximately $35.0 million for capital expenditures. The Company expects to fund these capital expenditures through cash generated from operations and its available borrowings under the subsidiary bank facilities, as discussed below.

     The Company expects to spend approximately $140.0 million for capital expenditures over the five-year period ending December 31, 2002, as follows:
(i) $70.0 million to establish a technical standard of 550MHz bandwidth capacity in cable television systems serving 80.0% of its basic subscribers; (ii) $64.0 million for ongoing maintenance and replacement and for installations and extensions to the cable plant related to customer growth; and (iii) $6.0 million for the purchase of additional addressable converters. The Company is evaluating the economic viability of upgrading its larger systems to 750MHz bandwidth capacity, which would require additional capital investment. The Company intends to utilize its cash generated from operations and its available unused credit commitments under its subsidiary credit facilities, as described below, to fund the foregoing expenditures.

     Mediacom is a limited liability company which serves as the holding company for its various subsidiaries, each of which are also limited liability companies. The Company's financing strategy is to raise equity from its members and issue public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital in the bank and private placement markets through multiple stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

     Financings of the Company's subsidiaries are currently effected through two stand-alone borrowing groups, the Western Group and Mediacom Southeast, each with separate lending groups. The credit arrangements of these borrowing groups are non-recourse to Mediacom, have no cross-default provisions relating directly to each other, have different revolving credit and term periods and contain separately negotiated covenants tailored for each borrowing group. These credit arrangements permit the stand-alone borrowing groups, subject to covenant restrictions, to make distributions to Mediacom. As of June 30, 1998, the Company was in compliance with all of the financial covenants as provided in its bank credit arrangements. A description of the principal provisions of each of the credit arrangements of the Company's stand-alone borrowing groups is set forth in Note 3 of the Company's Consolidated Financial Statements.

     As of June 30, 1998, in order to finance its working capital requirements, capital expenditures and acquisitions and to provide liquidity for future capital requirements, the Company completed the following financing arrangements: (i) a $100.0 million bank credit facility for the Western Group expiring in September 2005; (ii) a $225.0 million bank credit for Mediacom Southeast expiring in June 2006; (iii) a seller note in the original principal amount of $2.8 million issued by the Western Group in connection with the acquisition of a cable television system; (iv) Senior Notes in the aggregate principal amount of $200.0 million (see below); and (v) $135.5 million of equity capital committed by the members of Mediacom, of which $125.0 million has been invested to date in Mediacom. See Notes 1 and 3 of the Company's Consolidated Financial Statements.

     On January 9, 1998, the Company completed the acquisition of the Clearlake System, serving approximately 17,200 subscribers on such date, for a purchase price of $21.4 million (before closing costs and adjustments). The acquisition of the Clearlake System and related closing costs and adjustments were financed with cash on hand and borrowings under the Western Group's bank credit facility.

     On January 23, 1998, the Company completed the acquisition of the Cablevision Systems, serving approximately 260,100 subscribers on such date, for a purchase price of approximately $308.7 million (before closing costs and adjustments). The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with: (i) $211.0 million of borrowings under Mediacom Southeast's bank credit facility; (ii) the proceeds of $20.0 million aggregate principal amount of the notes issued by the Company to a bank (the "Holding Company Notes"); and (iii) $94.0 million of equity capital contributed to Mediacom by its members. The Holding Company Notes were repaid in full from the proceeds of the Senior Note issuance (see below).

     On April 1, 1998, Mediacom and Mediacom Capital Corporation, a New York corporation wholly owned by Mediacom, jointly issued $200.0 million aggregate principal amount of 8.5% Senior Notes due on April 15, 2008. The net proceeds of the Senior Notes were used at closing to repay outstanding bank debt under the bank credit facilities in the aggregate principal amount of $173.5 million and to repay in full the outstanding principal amounts due under the Holding Company Notes. Interest on the Senior Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998.

     As a result of the financing transactions described above, including the effect of the offering of the Senior Notes and the use of the net proceeds therefrom, as of June 30, 1998, the Company had approximately $212.7 million of unused bank credit commitments, of which approximately $204.5 million could have been borrowed and distributed to Mediacom under the most restrictive covenants in the bank credit facilities. As of June 30, 1998, the Company had entered into interest rate swap agreements to hedge a notional amount of $62.0 million of borrowings under the subsidiary credit facilities with expiration dates of September 1998 through October 2002. As a result of the Company's interest rate swap agreements, and after giving effect to the issuance of the Senior Notes, approximately 84.0% of the Company's indebtedness was at fixed interest rates or subject to interest rate protection as of June 30, 1998. The Company's effective cost of debt at June 30, 1998, was approximately 8.4% in comparison to 8.7% at December 31, 1997.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations under the
Notes.   There can be no assurance that the Company will be
able to refinance its indebtedness or obtain new financing in the future or, if the Company were able to do so, that the terms would be favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and in 1998, issued SFAS No. 132 "Employer's Disclosure about Pension and Other Post Retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," The adoption of these standards are not expected to have a significant impact on the Company's results of operations, financial position or cash flows, or the Company's consolidated financial statements and the related footnotes.

INFLATION AND CHANGING PRICES

     The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes are not expected to have a material effect on the Company's results of operations.

YEAR 2000

     The Company has performed a review of its Year 2000 preparedness relative to the Systems, its accounting software and its computer hardware. The Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. In addition, the Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have any adverse impact on the Company's business.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDIACOM LLC


August 14, 1998     By:    /s/ Rocco B. Commisso
                           -----------------------------------
                           Rocco B. Commisso
                           Manager, Chairman and
                           Chief Executive Officer
                           (principal executive officer)

August 14, 1998     By:    /s/ Mark E. Stephan
                           -----------------------------------
                           Mark E. Stephan
                           Senior Vice President,
                           Chief Financial Officer
                           and Treasurer (principal
                           financial officer and principal
                           accounting officer)

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MEDIACOM CAPITAL CORPORATION


August 14, 1998     By:    /s/ Rocco B. Commisso
                           -----------------------------------
                           Rocco B. Commisso
                           Chief Executive Officer,
                           President and Director
                           (principal executive officer)

August 14, 1998     By:    /s/ Mark E. Stephan
                           -----------------------------------
                           Mark E. Stephan
                           Treasurer and Secretary
                           (principal financial officer
                           and principal accounting officer)