Form 10-Q
period 1998-09-30
MEDIACOM CAPITAL CORP
filed 1998-11-13
CIK 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        Securities Exchange Act of 1934


                         For the quarterly period ended
                               SEPTEMBER 30, 1998


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

                                           Yes       X                   No
                                                     -                     -

     Number of shares of common stock outstanding of Mediacom Capital Corporation as of the date hereof: 100

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         MEDIACOM LLC AND SUBSIDIARIES

                                   FORM 10-Q

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                     INDEX




                                                              Page
                                                              ----
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Financial Statements of Mediacom LLC
          and Subsidiaries                                      2
         Notes to Consolidated Financial Statements             6

         Financial Statement of Mediacom Capital Corporation   12
         Note to Financial Statement                           13

Item 2.  Management's Discussion and Analysis  of
          Financial Condition and Results of Operations        14

Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk                                          20

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      21


SIGNATURE                                                      22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)


                                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                                       1998                      1997
                                                                                   -------------             -----------
ASSETS                                                                              (Unaudited)
----------
Cash and cash equivalents                                                             $    968                 $  1,027
Subscriber accounts receivable, net of allowance for
 doubtful accounts of $467 and $56                                                       2,007                      618
Prepaid expenses and other assets                                                        2,961                    1,358
Investment in cable television systems:
  Inventory                                                                              5,970                    1,032
  Property, plant and equipment, at cost                                               216,900                   51,735
  Less- accumulated depreciation                                                       (26,136)                  (5,737)
                                                                                      ----------             -----------
         Property, plant and equipment, net                                            190,764                   45,998
 Intangible assets, net                                                                226,057                   47,859
                                                                                      ----------             -----------
         Total investment in cable television systems                                  422,791                   94,889
Other assets, net                                                                       18,939                    4,899
                                                                                      ----------             -----------
         Total assets                                                                 $447,666                 $102,791
                                                                                      ==========             ===========
LIABILITIES AND MEMBERS' EQUITY
-----------------------------------

LIABILITIES
 Debt                                                                                 $317,398                 $ 72,768
 Accounts payable                                                                        4,856                      853
 Accrued expenses                                                                       32,716                    4,021
 Subscriber advances                                                                       643                      603
 Management fees payable                                                                   514                      105
                                                                                      ----------             -----------
         Total liabilities                                                             356,127                   78,350

Commitments and contingencies

MEMBERS' EQUITY
  Capital contributions                                                                124,990                   30,990
  Accumulated deficit                                                                  (33,451)                  (6,549)
                                                                                      ----------             -----------
         Total members' equity                                                          91,539                   24,441
                                                                                      ----------             -----------
         Total liabilities and members' equity                                        $447,666                 $102,791
                                                                                      ==========             ===========



          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                           THREE MONTHS ENDED                      Nine  Months Ended
                                                 --------------------------------------  --------------------------------------
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                 --------------------------------------  --------------------------------------
                                                             1998                1997                1998               1997
                                                            ------              ------              ------             ------
Revenues                                                   $34,306              $5,416            $ 94,374             $11,435
Costs and expenses:
 Service costs                                              11,411               1,747              32,873               3,560
 Selling, general and administrative expenses                6,562                 778              18,101               1,794
 Management fee expense                                      1,557                 271               4,340                 572
 Depreciation and amortization                              16,915               1,740              44,338               4,445
                                                           ---------           ---------         ---------            ---------
Operating income (loss)                                     (2,139)                880              (5,278)              1,064
                                                           ---------           ---------         ---------            ---------
Interest expense, net                                        6,048               1,506              17,786               3,325
Other expenses                                                 270                 162               3,838                 600
                                                          ----------           ----------        ----------           ----------
Net loss                                                   $(8,457)             $ (788)           $(26,902)            $(2,861)
                                                          ==========           ==========        ===========          ==========



          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                         (All dollar amounts in 000's)



Balance, commencement of operations (March 12, 1996)            $  5,490

          Capital contributions                                    1,000

             Net loss                                             (1,953)
                                                                 --------
Balance, December 31, 1996                                         4,537

             Capital contributions                                24,500

             Net loss                                             (4,596)
                                                                 --------
Balance, December 31, 1997                                        24,441

          Capital contributions                                   94,000

          Net loss (unaudited)                                   (26,902)
                                                                ---------
Balance, September 30, 1998                                     $ 91,539
                                                                =========


          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1998                      1997
                                                                                      -----                     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                           $ (26,902)                  $ (2,861)
 Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization                                                       44,338                      4,445
   Decrease in subscriber accounts receivable                                          (1,389)                      (549)
   (Increase) decrease in prepaid expenses and other assets                            (1,603)                       448
   Increase in accounts payable                                                         4,003                        257
   Increase in accrued expenses                                                        28,695                      1,642
   Increase in subscriber advances                                                         40                        549
   Increase in management fees payable                                                    409                         59
   Other                                                                                  205                        194
                                                                                      ---------                   ---------
         Net cash flows from operating activities                                      47,796                      4,184
                                                                                      ---------                   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                                                 (35,430)                    (1,979)
 Acquisitions of cable television systems                                            (336,994)                   (54,359)
 Other, net                                                                               (28)                      (314)
                                                                                      ---------                   ---------
         Net cash flows used in investing activities                                 (372,452)                   (56,652)
                                                                                      ---------                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                       466,225                     70,700
 Repayment of debt                                                                   (221,800)                   (40,200)
 Capital contributions                                                                 94,000                     24,500
 Financing costs                                                                      (13,828)                    (2,339)
                                                                                      ---------                   ---------
         Net cash flows from financing activities                                     324,597                     52,661
                                                                                      ---------                   ---------
         Net increase in cash and cash equivalents                                        (59)                       193

CASH AND CASH EQUIVALENTS, beginning of period                                          1,027                        396
                                                                                      ---------                   ---------
CASH AND CASH EQUIVALENTS, end of period                                            $     968                   $    589
                                                                                      =========                   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for interest                                           $   9,420                   $  2,816
                                                                                      =========                   =========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                         (All dollar amounts in 000's)
                                  (UNAUDITED)

(1)  STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION

     Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, was formed in July 1995 principally to acquire and operate cable television systems. As of September 30, 1998, the Company had acquired and was operating cable television systems in fourteen states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina.

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of 8.5% Senior Notes due 2008 (the "Senior Notes"), which were issued on April 1, 1998 (see Note 3). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

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

     The consolidated financial statements as of September 30, 1998 and 1997 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Registration Statement on Form S-4 (Registration Nos. 333-57285-01 and 333-57285), as amended. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1998.

     During the second quarter of 1998, the Company commenced capitalizing interest on funds borrowed for projects under construction. Such interest is charged to property, plant and equipment and amortized over the approximate life of the related assets. Capitalized interest for the three and nine months ended September 30, 1998, was $379 and $559, respectively.

(2)  ACQUISITIONS

     The Company has completed the undernoted acquisitions (the "Acquired Systems") in 1998 and 1997. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)


(2)  ACQUISITIONS (CON'T)

  1998
  ----

     On January 9, 1998, Mediacom California LLC ("Mediacom California"), a subsidiary of Mediacom, acquired the assets of a cable television system serving approximately 17,200 subscribers in Clearlake, California and surrounding communities (the "Clearlake System") for a purchase price of $21,400. The purchase price has been preliminarily allocated as follows: approximately $8,560 to property, plant and equipment, and $12,840 to intangible assets. Additionally, approximately $210 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $370, which are primarily included in intangible assets and accrued expenses. The acquisition of the Clearlake System was financed with borrowings under the Company's bank credit facilities (see Note 3).

     On January 23, 1998, Mediacom Southeast LLC ("Mediacom Southeast"), a wholly-owned subsidiary of Mediacom, acquired the assets of cable television systems serving approximately 260,100 subscribers in various regions of the United States (the "Cablevision Systems") for a purchase price of approximately $308,240. The purchase price has been preliminarily allocated as follows: approximately $126,000 to property, plant and equipment, and $182,240 to intangible assets. Additionally, approximately $2,880 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $3,750, which are primarily included in intangible assets and accrued expenses. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with equity contributions, borrowings under the Company's bank credit facilities, and other bank debt (see Note 3).

  1997
  ----

     On June 24, 1997, Mediacom Delaware LLC ("Mediacom Delaware"), a wholly-owned subsidiary of Mediacom, acquired the assets of a cable television system serving approximately 29,300 subscribers in lower Delaware and southwestern Maryland (the "Lower Delaware System") for a purchase price of $42,600. The purchase price has been allocated as follows: $21,300 to property, plant and equipment, and $21,300 to intangible assets. Additionally, $247 of direct acquisition costs has been allocated to other assets.

     On September 19, 1997, Mediacom California acquired the assets of a cable television system serving approximately 9,600 subscribers in Sun City, California (the "Sun City System") for a purchase price of $11,500. The purchase price has been allocated as follows: $7,150 to property, plant and equipment, and $4,350 to intangible assets. Additionally, $25 of direct acquisition costs has been allocated to other assets.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)

(2)  Acquisitions (con't)

     The Company has reported the operating results of the Acquired Systems from the date of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the Acquired Systems as if such transactions had been consummated on January 1, 1997.

                                                                          PRO FORMA RESULTS FOR THE
                                                                       Nine Months Ended September 30,
                                                                ----------------------------------------------
                                                                              1998                    1997
                                                                            ----------             ---------
Revenues                                                                     $100,110                $ 88,709
Operating expenses and costs:
  Service costs                                                                35,298                  36,028
  Selling, general and administrative expenses                                 20,081                  20,330
  Management fee expense                                                        4,346                     572
  Depreciation and amortization                                                46,665                  39,954
                                                                            ----------               ---------
Operating loss                                                               $ (6,280)               $ (8,175)
                                                                            ==========               =========
Net loss                                                                     $(29,396)               $(31,226)
                                                                            ==========               =========



     The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the Acquired Systems been consummated on January 1, 1997.

(3)  DEBT


     As of September 30, 1998 and December 31, 1997, debt consisted of:

                                                                            SEPTEMBER 30,          December 31,
                                                                               1998                   1997
                                                                           -------------          --------------
Mediacom:
Holding Company Notes (a)                                                           -                     -
 8-1/2% Senior Notes (b)                                                     $200,000                     -

Subsidiaries:
 Bank Credit Facilities (c)                                                   114,000                $69,575
 Seller Note (d)                                                                3,398                  3,193
                                                                           -------------          --------------
                                                                             $317,398                $72,768
                                                                           =============          ==============

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                         (All dollar amounts in 000's)
                                  (UNAUDITED)

(3)  Debt (con't)

  (a) On January 23, 1998, Mediacom issued two notes (the "Holding Company Notes") to a bank in the aggregate principal amount of $20,000 to finance in part the acquisition of the Cablevision Systems. On April 1, 1998, the Holding Company Notes were repaid in full from the net proceeds of the Senior Notes (see below).

  (b) On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200,000 aggregate principal amount of 8.5% Senior Notes due on April 15, 2008.
      The Senior Notes are unsecured obligations of the Company, and the indenture for the Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8.5% per annum, beginning from the date of issuance and is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

(c) On January 23, 1998, Mediacom Southeast entered into an eight and one-half year, $225,000 reducing revolver and term loan agreement (the "Southeast Credit Facility"). On June 24, 1997, Mediacom California, Mediacom Delaware and Mediacom Arizona LLC, a wholly-owned subsidiary of Mediacom (collectively, the "Western Group"), entered into an eight and one-half year, $100,000 reducing revolver and term loan agreement (the "Western Credit Facility" and, together with the Southeast Credit
     Facility,   the  "Bank  Credit  Facilities").  At  September 30, 1998,
     the   aggregate   bank commitments under the Bank Credit Facilities were
     $324,675. The Bank Credit Facilities are non-recourse to Mediacom and have no cross-default provisions relating directly to each other. The reducing revolving credit lines under the Bank Credit Facilities make available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 1998, ranging from 0.21% to 12.42% of the original commitment amount of the reducing revolver. The term loans under the Bank Credit Facilities are repaid in consecutive installments beginning September 30, 1998, ranging from 0.42% to 12.92% of the original term loan amount. The Bank Credit Facilities require mandatory reductions of the reducing revolvers and mandatory prepayments of the term loans from excess cash flow, as defined, beginning December 31, 1999. The Bank Credit Facilities provide for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 3/8% to 1/2% per annum on the unused portion of available credit under the reducing revolver credit lines. The effective interest rates on outstanding debt under the Bank Credit Facilities were 7.2% at September 30, 1998 and 8.7% at December 31, 1997, after giving effect to the interest rate swap agreements discussed below.

     The Bank Credit Facilities require the Company's subsidiaries to maintain compliance with certain financial covenants including, but not limited to, the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the pro forma debt service coverage ratio, as defined in the bank
     credit agreements.   The Bank Credit Facilities also require the Company's
     subsidiaries to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates.
     The Company was in compliance with all covenants as of September 30, 1998.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)


(3)  DEBT (CON'T)

     The Bank Credit Facilities are secured by Mediacom's pledge of all its ownership interests in the subsidiaries and a first priority lien on all the tangible and intangible assets of the subsidiaries, other than real property. The indebtedness under the Bank Credit Facilities is guaranteed by Mediacom on a limited recourse basis to the extent of its ownership interests in the subsidiaries. At September 30, 1998, the Company had $210,175 of unused bank commitments under the Bank Credit Facilities, of which approximately $206,700 could have been borrowed by the subsidiaries for purposes of distributing such borrowed proceeds to Mediacom under the most restrictive covenants of the bank credit agreements.

     The stated maturities of all debt outstanding under the Bank Credit Facilities as of September 30, 1998 are as follows:

     1998                                      $    125
     1999                                         2,000
     2000                                         2,300
     2001                                         6,600
     2002                                         9,500
     Thereafter                                  93,475
                                             ----------
                                               $114,000
                                             ----------

     As of September 30, 1998, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $60,000 is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Facilities. Under the terms of the Swaps, which expire from 1999 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

   (d) In connection with the acquisition of a cable television system in June 1996, the Western Group issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2,800, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the Seller Note and is payable at maturity or upon prepayment. For the five-year period ending June 28, 2001, the annual interest rate is 9.0%. After the initial five-year period, the annual interest rate increases to 15.0%, with an interest clawback for the first five years. After the initial seven-year period, the interest rate increases to 18.0%, with an interest clawback for the first seven years. There are no penalties associated with prepayment of this note.

     The Seller Note agreement contains a debt incurrence covenant limiting the ability of the Western Group to incur additional indebtedness. The Seller
     Note is subordinated and junior in right of payment to all senior obligations of the Western Group, as defined in the Western Credit Facility.

                         MEDIACOM LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)


(4)  COMMITMENTS AND CONTINGENCIES

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the Federal Communications Commission ("FCC") has adopted comprehensive regulations governing rates charged to subscribers for basic cable and cable programming services. These rates must be set using a benchmark formula. Alternatively, a cable operator can attempt to establish higher rates
through  a  cost-of-service  showing.   The  FCC  has  also  adopted regulations
that permit qualifying small cable operators to justify their regulated rates using a simplified rate-setting methodology. This methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Approximately 80% of the basic subscribers served by the Company's cable television systems are covered by such FCC rules. Once rates for basic cable and cable programming services have been established pursuant to one of these methodologies, the rate level can subsequently be adjusted only to reflect changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming costs and franchise-related obligations. FCC regulations also govern the rates which can be charged for the lease of customer premises equipment and for installation services.

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

     On June 24, 1998, a bank issued a $500 irrevocable letter of credit on behalf of the Company in favor of the seller of the Caruthersville System (defined below) to secure the Company's performance under the related asset purchase agreement. Such letter of credit was terminated upon the consummation of the purchase of the Caruthersville System on October 1, 1998 (see Note 5).

(5)  SUBSEQUENT EVENT

     On October 1, 1998, Mediacom Southeast acquired the assets of a cable television system serving approximately 3,800 subscribers in Caruthersville, Missouri (the "Caruthersville System") for a cash purchase price of $5,000. The acquisition of the Caruthersville System was financed with borrowings under the Southeast Credit Facility (see Note 3).

                          MEDIACOM CAPITAL CORPORATION
                                 BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


                      ASSETS
                      ------

Note receivable - from affiliate for issuance of common stock     $100
                                                                  -----
                        Total assets                              $100
                                                                  =====

         LIABILITIES AND OWNER'S EQUITY

Owner's equity

         Common stock, par value $0.10; 200 shares authorized;
         100 shares issued and outstanding                        $ 10
         Additional paid-in capital                                 90
                                                                  -----
                Total owner's equity                              $100
                                                                  -----

                Total liabilities and owner's equity              $100
                                                                  =====

                          MEDIACOM CAPITAL CORPORATION
                           NOTE TO THE BALANCE SHEET
                              ____________________


     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation, is a wholly-owned subsidiary of Mediacom LLC and was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom LLC of $200 million aggregate principal amount of the 8.5% Senior Notes due April 15, 2008. Mediacom Capital has no operations.

PART I -   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements.
The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Registration Statement on Form S-4, as amended.

     EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

     Mediacom was founded in July 1995, principally to acquire, operate and develop cable television systems through its subsidiaries in selected non-metropolitan markets of the United States. The Company's business strategy is to: (i) acquire underperforming and undervalued cable television systems, as well as related telecommunications businesses; (ii) build subscriber clusters through regionalized operations; (iii) implement operating plans and system improvements designed to enhance the long-term operational and financial performance of the Company; and (iv) deploy a flexible financing strategy to complement the Company's growth objectives and operating plans. As of September 30, 1998, the Company has completed eight acquisitions of cable television systems that, as of such date, passed approximately 493,000 homes and served approximately 348,000 basic subscribers.

ACTUAL RESULTS OF OPERATIONS

     The following historical information includes the results of operations of the Lower Delaware System (acquired on June 24, 1997), the Sun City System (acquired on September 19, 1997), the Clearlake System (acquired on January 9,
1998) and the Cablevision Systems (acquired on January 23, 1998) (collectively, the "Acquired Systems") only for that portion of the respective period that such cable television systems were owned by the Company. See Note 2 to the Company's Consolidated Financial Statements for a detailed description of the Company's acquisitions in 1997 and 1998.

     The Acquired Systems comprise a significant portion of the Company's basic subscribers. At September 30, 1998, these systems served approximately 322,100 basic subscribers, representing 92.6% of the approximately 348,000 subscribers served by the Company as of such date. Accordingly, the Company's acquisitions of the Acquired Systems have resulted in substantial increases in the revenues, operating expenses, operating loss, net loss and EBITDA for the three and nine months ended September 30, 1998, compared to the corresponding periods of 1997. Consequently, the Company believes that any comparison of its results of operations between the periods in 1998 and 1997 are not indicative of the Company's results of operations in the future.

  THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues increased to approximately $34.3 million for the three months ended September 30, 1998, from approximately $5.4 million for the corresponding period of 1997, due to: (i) the inclusion of the results of operations of the Sun City System, the Clearlake System and the Cablevision Systems for the full three months ended September 30, 1998; and (ii) the implementation of basic service rate increases in March and April 1998 affecting approximately 237,000 and 22,000 basic subscribers, respectively. The average monthly basic service rate increase was approximately $3.20 per affected basic subscriber. At September 30, 1998, the Company served approximately 348,000 basic subscribers compared to approximately 65,300 basic subscribers at September 30, 1997.

     Service costs increased to approximately $11.4 million for the three months ended September 30, 1998, from approximately $1.7 million for the corresponding period of 1997. Selling, general and administrative expenses increased to approximately $6.6 million for the three months ended September 30, 1998, from approximately $778,000 for the corresponding period of 1997. Substantially all of the increases in service costs and selling, general and administrative expenses were due to the inclusion of the results of operations of the Acquired Systems.

     Management fee expense increased to approximately $1.6 million for the three months ended September 30, 1998, from approximately $271,000 for the corresponding period of 1997. Such increase was due to the higher revenues generated in the 1998 period. In accordance with the separate management agreements with each of the Company's subsidiaries, Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation, earns fees for management services performed for the Company. Under such agreements, Mediacom Management is entitled to receive annual management fees calculated as follows:
(i) 5.0% of the first $50 million of annual gross operating revenues of the Company; (ii) 4.5% of such revenues in excess thereof up to $75 million; and
(iii) 4.0% of such revenues in excess of $75 million.

     Depreciation and amortization expense increased to approximately $16.9 million for the three months ended September 30, 1998, from approximately $1.7 million for the corresponding period of 1997. This increase was substantially due to the aforementioned acquisitions by the Company.

     The Company generated an operating loss of approximately $2.1 million for the three months ended September 30, 1998, compared to operating income of approximately $880,000 for the corresponding period of 1997, principally due to the increase in depreciation and amortization expense as discussed above.

     Interest expense, net, increased to approximately $6.0 million for the three months ended September 30, 1998, from approximately $1.5 million for the corresponding period of 1997. This increase was substantially due to the additional debt incurred in connection with the aforementioned acquisitions by the Company. Other expenses increased to approximately $270,000 for the three months ended September 30, 1998, from approximately $162,000 for the corresponding period of 1997. Due to the factors described above, the net loss increased to approximately $8.5 million for the three months ended September 30, 1998, from approximately $788,000 for the corresponding period of 1997.

     EBITDA increased to approximately $14.8 million for the three months ended September 30, 1998, from approximately $2.6 million for the corresponding period of 1997. This increase was substantially due to the aforementioned acquisitions by the Company. EBITDA as a percentage of revenues decreased to 43.1% for the three months ended September 30, 1998, from 48.4% for the corresponding period of 1997. This decrease was principally due to higher programming costs, as a percentage of revenues, in the Acquired Systems.

  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues increased to approximately $94.4 million for the nine months ended September 30, 1998, from approximately $11.4 million for the corresponding period of 1997, due to: (i) the inclusion of the results of operations of the Lower Delaware System and the Sun City System for the full nine months ended September 30, 1998; (ii) the inclusion of the results of operations of the Clearlake System and Cablevision Systems from their respective acquisition dates; and (iii) the aforementioned implementation of basic service rate increases in March and April of 1998.

     Service costs increased to approximately $32.9 million for the nine months ended September 30, 1998, from approximately $3.6 million for the corresponding period of 1997. Selling, general and administrative expenses increased to approximately $18.1 million for the nine months ended September 30, 1998, from approximately $1.8 million for the corresponding period of 1997. Substantially all of the increases in service costs and selling, general and administrative expenses were due to the inclusion of the results of operations of the Acquired Systems.

     Management fee expense increased to approximately $4.3 million for the nine months ended September 30, 1998, from approximately $572,000 for the corresponding period of 1997. Such increase was due to the higher revenues generated in the 1998 period. Depreciation and amortization expense increased to approximately $44.3 million for the nine months ended September 30, 1998, from approximately $4.4 million for the corresponding period of 1997. This increase was substantially due to the aforementioned acquisitions by the Company.

     The Company generated an operating loss of approximately $5.3 million for the nine months ended September 30, 1998, compared to operating income of approximately $1.1 million for the corresponding period of 1997, principally due to the increase in depreciation and amortization expense as discussed above.

     Interest expense, net, increased to approximately $17.8 million for the nine months ended September 30, 1998, from approximately $3.3 million for the corresponding period of 1997. This increase was substantially due to the additional debt incurred in connection with the aforementioned acquisitions by the Company. Other expenses increased to approximately $3.8 million for the nine months ended September 30, 1998, from approximately $600,000 for the corresponding period of 1997. This increase was substantially due to acquisition fees paid to Mediacom Management in connection with the acquisitions of the Clearlake System and the Cablevision Systems. Due to the factors described above, the net loss increased to approximately $26.9 million for the nine months ended September 30, 1998, from approximately $2.9 million for the corresponding period of 1997.

     EBITDA increased to approximately $39.1 million for the nine months ended September 30, 1998, from approximately $5.5 million for the corresponding period of 1997. This increase was substantially due to the aforementioned acquisitions by the Company. EBITDA as a percentage of revenues decreased to 41.4% for the nine months ended September 30, 1998, from 48.2% for the corresponding period of 1997. This decrease was principally due to higher programming costs, as a percentage of revenues, in the Acquired Systems.

SELECTED PRO FORMA RESULTS

     The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The following financial information for the three and nine months ended September 30, 1998 and 1997, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1997. See Note 2 to the Company's Consolidated Financial Statements for a detailed description of the Company's acquisitions in 1997 and 1998.

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT                        Three Months Ended                      Nine  Months Ended
 PER SUBSCRIBER DATA)                            --------------------------------------  ---------------------------------------
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                 --------------------------------------  ---------------------------------------
                                                           1998                1997                1998                1997
                                                        -----------         -----------         -----------         -----------
Revenues                                                  $ 34,306            $ 30,664            $100,110             $ 88,709
Costs and expenses:
 Service costs                                              11,411              11,574              35,298               36,028
 Selling, general and administrative expenses                6,562               7,250              20,081               20,330
 Management fee expense                                      1,557                 271               4,346                  572
                                                        -----------         -----------         -----------         -----------
EBITDA                                                    $ 14,776            $ 11,569            $ 40,385             $ 31,779
                                                        ===========         ===========         ===========         ===========
EBITDA margin (1)                                             43.1%               37.7%               40.3%                35.8%
Basic subscribers (2)                                      348,000             342,670             348,000              342,670
Average monthly revenue
 per basic subscriber (3)                                 $  33.00            $  29.95            $  32.25             $  29.13

--------------------------------------------------
(1)  Represents EBITDA as a percentage of revenues.
(2)  As of end of period.
(3) Represents average monthly revenues for the period divided by the average number of basic subscribers as of the beginning and end of the period.

  SELECTED PRO FORMA RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SELECTED PRO FORMA RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues were approximately $34.3 million for the three months ended September 30, 1998, as compared to approximately $30.7 million for the corresponding period of 1997, an increase of 11.9%. This increase was attributable principally to internal subscriber growth of 1.6% and higher average monthly revenue per basic subscriber of $33.00 as compared to $29.95 for the corresponding period of 1997. Service costs and selling, general and administrative expenses in the aggregate decreased to approximately $18.0 million for the 1998 period from approximately $18.8 million for the corresponding period of 1997, principally due to cost reductions realized by the Company and elimination of the corporate overhead incurred by the previous owners of the Acquired Systems, offset in part by higher programming costs.

     Management fee expense increased to approximately $1.6 million for the 1998 period from approximately $271,000 for the corresponding period of 1997. This expense has been incurred by the Company from the respective acquisition dates of the Acquired Systems and in accordance with the aforementioned management agreements with Mediacom Management.

     As a result of the above factors, EBITDA increased by 27.7% to approximately $14.8 million for the 1998 period from approximately $11.6 million for the corresponding period of 1997. The EBITDA margin improved to 43.1% for the 1998 period from 37.7% for the corresponding period of 1997.

  SELECTED PRO FORMA RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SELECTED PRO FORMA RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues were approximately $100.1 million for the nine months ended September 30, 1998, as compared to approximately $88.7 million for the corresponding period of 1997, an increase of 12.9%. This increase was attributable principally to the aforementioned internal subscriber growth and higher average monthly revenue per basic subscriber of $32.25 as compared to $29.13 for the corresponding period of 1997. Service costs and selling, general and administrative expenses in the aggregate decreased to approximately $55.4 million for the 1998 period from approximately $56.4 million for the corresponding period of 1997, principally due to cost reductions realized by the Company and elimination of the corporate overhead incurred by the previous owners of the Acquired Systems, offset in part by higher programming costs.

     Management fee expense increased to approximately $4.3 million for the 1998 period from approximately $572,000 for the corresponding period of 1997. This expense has been incurred by the Company from the respective acquisition dates of the Acquired Systems and in accordance with the aforementioned management agreements with Mediacom Management.

     As a result of the above factors, EBITDA increased by 27.1% to approximately $40.4 million for the 1998 period from approximately $31.8 million for the corresponding period of 1997. The EBITDA margin improved to 40.3% for the 1998 period from 35.8% for the corresponding period of 1997.

     The selected pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted if the purchase of the Acquired Systems had been consummated on January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. In addition, the Company has pursued, and continues to pursue, a business strategy that includes selective acquisitions. Since it commenced operations in March 1996, the Company has funded its debt service, working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such requirements and expenditures through these same sources.

     Due to the Company's improved financial condition and the market demand for advanced video and high-speed data services, during the third quarter of 1998, the Company modified its previously disclosed five-year capital improvement program by accelerating its planned completion date to June 30, 2000. Moreover, various projects that were originally scheduled to be upgraded to 550MHz bandwidth capacity are being redesigned at 750MHz capacity, with two-way capability, and greater utilization of fiber optic technology. This accelerated program will enable the Company to deploy digital cable television technology and cable modem service earlier and more widespread than previously planned, beginning in 1999. Upon completion of the capital improvement program in June 30, 2000, the Company anticipates that over 85% of its customer base will be served by cable television systems with 550-750MHz bandwidth capacity.

     As a result of these new strategic initiatives, total capital expenditures (other than those related to acquisitions) are budgeted at $53.0 million for 1998, of which $35.4 million was spent during the first nine months. In addition, the Company plans to spend $50.0 million in 1999 and $22.0 million in 2000. The Company intends to utilize cash generated from operations and its available unused credit commitments under its subsidiary credit facilities, as described below, to fund the foregoing capital expenditures.

     On January 9, 1998, the Company completed the acquisition of the Clearlake System, serving approximately 17,200 subscribers on such date, for a purchase price of $21.4 million (before closing costs and adjustments). The acquisition of the Clearlake System and related closing costs and adjustments were financed with cash on hand and borrowings under the Western Group's bank credit facility. See Note 3 to the Company's Consolidated Financial Statements.

     On January 23, 1998, the Company completed the acquisition of the Cablevision Systems, serving approximately 260,100 subscribers on such date, for a purchase price of approximately $308.2 million (before closing costs and adjustments). The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with: (i) $211.0 million of borrowings under Mediacom Southeast's bank credit facility; (ii) the proceeds of $20.0 million aggregate principal amount of the notes issued by the Company to a bank (the "Holding Company Notes"); and (iii) $94.0 million of equity capital contributed to Mediacom by its members. On April 1, 1998, the Holding Company Notes were repaid in full from the proceeds of the Senior Note issuance (see below). See Note 3 to the Company's Consolidated Financial Statements.

     Mediacom is a limited liability company that serves as the holding company for its various subsidiaries, each of which is also a limited liability company. The Company's financing strategy is to raise equity from its members and issue public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital in the bank and private placement markets through multiple stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

     Financings of the Company's subsidiaries are currently effected through two stand-alone borrowing groups, the Western Group and Mediacom Southeast, each with separate lending groups. The credit arrangements of these borrowing groups are non-recourse to Mediacom, have no cross-default provisions relating directly to each other, have different revolving credit and term periods and contain separately negotiated covenants tailored for each borrowing group. These credit arrangements permit the stand-alone borrowing groups, subject to covenant restrictions, to make distributions to Mediacom. As of September 30, 1998, the Company was in compliance with all of the financial covenants as provided in its bank credit arrangements.

     As of September 30, 1998, in order to finance its working capital requirements, capital expenditures and acquisitions and to provide liquidity for future capital requirements, the Company had completed the following financing arrangements: (i) a $100.0 million bank credit facility for the Western Group expiring in September 2005; (ii) a $225.0 million bank credit facility for Mediacom Southeast expiring in September 2006; (iii) a seller note in the original principal amount of $2.8 million issued by the Western Group in connection with the acquisition of a cable television system; (iv) $200.0 million of 8.5% Senior Notes (see below); and (v) $135.5 million of equity capital committed by the members of Mediacom, of which $125.0 million has been invested thus far in Mediacom. See Note 3 to the Company's Consolidated Financial Statements.

     On April 1, 1998, Mediacom and Mediacom Capital Corporation, a New York corporation wholly owned by Mediacom, jointly issued $200.0 million aggregate principal amount of 8.5% Senior Notes due on April 15, 2008. The net proceeds of the Senior Notes were used at closing to repay outstanding bank debt under the bank credit facilities in the aggregate principal amount of $173.5 million and to repay in full the outstanding principal amounts due under the Holding Company Notes. Interest on the Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998.

     As a result of the financing transactions described above, as of September 30, 1998, the Company had approximately $210.2 million of unused bank credit commitments, of which approximately $206.7 million could have been borrowed and distributed to Mediacom under the most restrictive covenants in the bank credit agreements. In addition to unused bank credit commitments and borrowing availability thereunder, debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended September 30, 1998, the debt leverage ratio (defined as total debt at the end of the period divided by annualized EBITDA for the period) was 5.37x and the interest coverage ratio (defined as EBITDA divided by interest expense, net, for the period) was 2.44x.

     As of September 30, 1998, the Company had entered into interest rate swap agreements to hedge a notional amount of $60.0 million of borrowings under the subsidiary credit facilities with expiration dates of April 1999 through October 2002. On such date, approximately 83.0% of the Company's indebtedness was at fixed interest rates or subject to interest rate protection. The Company's effective cost of debt at September 30, 1998 was approximately 8.0% compared to 8.7% at December 31, 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and in 1998, issued SFAS No. 132 "Employer's Disclosure about Pension and Other Post Retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adoption of these standards are not expected to have a significant impact on the Company's results of operations, financial position or cash flows, or the Company's consolidated financial statements and the related footnotes.

INFLATION AND CHANGING PRICES

     The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes are not expected to have a material effect on the Company's results of operations.

YEAR 2000

     The Company has performed a review of its Year 2000 preparedness relative to its cable television systems, its accounting software and its computer hardware. Based on such review, the Company believes that it will not incur material costs in connection with becoming Year 2000 compliant and has taken the necessary action to remedy no later than June 1999, all non-compliant cable television equipment and computer hardware and software. In addition, the Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have any adverse impact on the Company's business.

PART I -   FINANCIAL INFORMATION

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, the Company uses interest rate swap agreements in order to mitigate its expposure to interest rate fluctuations. As of September 30, 1998, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $60.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Facilities. Under the terms of the Swaps, which expire from 1999 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. See Note 3 to the Company's Consolidated Financial Statements.

PART II  OTHER INFORMATION

ITEMS 1  THROUGH 5.

     None.

ITEM 6.

(a)  Exhibits

     Exhibit Number
     --------------

            27      Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDIACOM LLC


November        , 1998                   By:  /s/ Mark E. Stephan
                                            -----------------------------------
                                            Mark E. Stephan
                                            Senior Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Principal Financial Officer

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDIACOM CAPITAL CORPORATION


November        , 1998                By:  /s/ Mark E. Stephan
                                          ---------------------------
                                          Mark E. Stephan
                                          Treasurer, Secretary and
                                          Principal Financial Officer