Form 10-K
period 1998-12-31
MEDIACOM CAPITAL CORP
filed 1999-03-31
CIK 1064117

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998


Commission File Numbers:                                     333-57285-01
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

   Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: None

  Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                        Yes       X                   No
                                -----                   -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:   Not Applicable

  State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

  Indicate the number of shares outstanding of the Registrants' common stock:
Not Applicable

*Mediacom Capital Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                          MEDIACOM LLC AND SUBSIDIARIES
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                  PART I

                                                                                                        Page
                                                                                                        ----

Item 1.  Business ...............................................................................        1

Item 2.  Properties .............................................................................       21

Item 3.  Legal Proceedings ......................................................................       21

Item 4.  Submission of Matters to a Vote of Security Holders ....................................       21


                                                 PART II


Item 5.  Market for Registrants, Common Equity and Related Stockholder Matters ..................       22

Item 6.  Selected Financial Data ................................................................       23

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ................................................................       24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............................       34

Item 8.  Financial Statements and Supplementary Data ............................................       35

Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure .................................................................       56


                                                 PART III


Item 10.  Directors and Executive Officers of the Registrant .....................................      57

Item 11.  Executive Compensation .................................................................      59

Item 12.  Security Ownership of Certain Beneficial Owners and Management .........................      60

Item 13.  Certain Relationships and Related Transactions .........................................      61


                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................      62

                                    PART I
                                    ------


ITEM 1. BUSINESS

Introduction

        Mediacom LLC ("Mediacom" and collectively with its operating subsidiaries, the "Company") was founded in July 1995 by Rocco B. Commisso principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. As of December 31, 1998, the Company had completed nine acquisitions of cable television systems (the "Systems") that on such date passed approximately 520,000 homes and served approximately 354,000 basic subscribers. The Company is among the top 25 multiple system operators ("MSOs") in the United States, operating in 14 states and serving 313 franchise communities.

        In pursuing its business strategy, the Company has sought to take advantage of opportunities to acquire underperforming and undervalued cable television systems and to build subscriber clusters through regionalized operations. From the commencement of operations in March 1996 to December 1997, the Company completed six acquisitions of cable television systems that, as of December 31, 1998, served approximately 65,250 basic subscribers in California, Arizona, Delaware and Maryland. In 1998, the Company completed three acquisitions of cable television systems that, as of December 31, 1998, served approximately 288,750 basic subscribers in eleven states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina. The aggregate purchase price for the Company's nine acquisitions was approximately $432.4 million (before closing costs).

        The Company is committed to the rapid deployment of state-of-the-art technology in the Systems. In 1998, the Company accelerated its capital improvement program to upgrade the Systems' cable television network affecting approximately 75.0% of its customer base. Upon the program's anticipated completion in June 2000, the Company expects that approximately 85.0% of its customer base will be served by Systems with 550MHz (78 analog channels) to 750MHz bandwidth capacity (78 analog channels, with 200MHz bandwidth capacity reserved for digital cable television and other services). The result of this capital improvement program will be a significant increase in network capacity, quality and reliability. The upgraded network will enable the Company to provide new and enhanced cable services, including digital cable television and high-speed Internet access.

        Mr. Commisso is the Chairman and Chief Executive Officer of the Company and has over 21 years of experience with the cable television industry. Mr. Commisso has assembled a management team with significant business experience in acquiring, developing, operating and financing cable television operations. The eleven most senior executives and managers of the Company have an average of over 17 years of experience with the cable television industry. Prior to founding Mediacom, Mr. Commisso served as Executive Vice President, Chief Financial Officer and Director of Cablevision Industries Corporation from August 1986 to March 1995.

        Mediacom was organized as a New York limited liability company to serve as the holding company for its four operating subsidiaries, each of which is a Delaware limited liability company. The operating subsidiaries are wholly-owned by Mediacom, except for a 1.0% ownership interest in a subsidiary, Mediacom California LLC, held by Mediacom Management Corporation ("Mediacom Management"). Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was formed in 1998 specifically to permit Mediacom to issue debt in the public market and does not conduct operations of its own.

        Pursuant to separate management agreements with Mediacom's operating subsidiaries, Mediacom Management, a Delaware corporation wholly-owned by Mr. Commisso, is paid management fees for managing the day-to-day operations of the operating subsidiaries. In accordance with the operating agreement governing the affairs and operations of Mediacom, Mr. Commisso is the sole manager of Mediacom and has overall management and effective control of the business and affairs of the Company.

        This Form 10-K contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. The statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's actual results.

Recent Developments

        On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125 million aggregate principal amount of 7 7/8% Senior Notes (the "7 7/8% Senior Notes") due February 2011. The net proceeds from this offering of approximately $121.9 million were used to repay a substantial portion of outstanding indebtedness under the Company's bank credit facilities. Interest on the 7 7/8% Senior Notes will be payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

Cable Television Industry

        Video Services

        Cable television systems receive a variety of television, radio, and data signals transmitted to the headend facilities by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through fiber optic and coaxial cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. The cable television industry is regulated by the Federal Communications Commission (the "FCC"), some state governments and substantially all local governments. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

        The cable television industry developed in the United States in the late 1940's and early 1950's in response to the needs of residents in predominantly rural and mountainous areas of the country where the quality of off-air television reception was inadequate due to factors such as topography and remoteness from television broadcast towers. In the late 1960's, cable television systems also developed in small and medium-sized cities and suburban areas that had a limited availability of clear off-air television station signals. All of these markets are regarded within the cable industry as "classic" cable television markets. In more recent years, cable television systems have been constructed in large urban cities and nearby suburban areas, where good off-air reception from multiple television stations usually is already available, in order to receive the numerous, satellite-delivered channels carried by cable television systems which are not otherwise available via broadcast television reception.

        Cable television systems offer customers various levels (or "tiers") of cable television services consisting of: (i) off-air television signals of local network, independent and educational stations; (ii) a limited number of television signals from so-called "superstations" originating from distant cities (such as WGN); (iii) various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), Entertainment and Sports Programming Network ("ESPN") and Turner Network Television ("TNT"); (iv) certain programming originated locally by the cable television system (such as public, governmental and educational access programs); and (v) informational displays featuring news, weather, stock market and financial reports, and public service announcements. For an extra monthly charge, cable television systems also offer premium television services to their customers, such as Home Box Office ("HBO"), Showtime and regional sports networks. These services are satellite-delivered channels consisting principally of feature films, live sports events, concerts and other special entertainment features, usually presented without commercial interruption.

        A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable operators. In addition to customer revenue from these services, cable operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable operators also offer to their customers home shopping services, which pay the cable operators a share of revenue from sales of products in the cable operators' service areas.

        In 1999, the Company plans to introduce digital cable television in Systems that pass approximately 175,000 homes. To receive this service, the Company's customers will require a digital set top converter. Digital cable television is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," they can transmit up to 12 channels in the space currently used to transmit just one analog channel. The Company expects to provide to its digital cable subscribers programming packages which include up to 15 new basic services, up to 42 additional "multichannel" premium services, enhanced pay-per-view options with up to 30 movie and sports channels, up to 40 channels of CD-quality music, and an interactive on-screen program guide to help them navigate the new digital choices.

        High-Speed Data Services

        The Company's accelerated capital improvement program and deployment of fiber optic technology allows the use of the expanded bandwidth capacity for high-speed cable modem services. High-speed cable modem services are now available at speeds far in excess of that which is currently available through the 56 kilobit per second telephone modem. In one of its Systems passing approximately 17,000 homes, the Company currently offers high-speed Internet access through the use of one-way cable modems, which permit data to be downstreamed at high speed while utilizing a telephone line return path. The Company also offers dial-up telephone Internet access in two of its markets. This establishes the Company as an Internet service provider in these markets and creates a customer base that can be upgraded to the high-speed cable modem service in the future.

Business Strategy

        The Company's ongoing business strategy is to: (i) acquire underperforming and undervalued cable television systems primarily in non-metropolitan markets, as well as related telecommunications businesses; (ii) invest in the development of a state-of-the-art technological platform for delivery of broadband video and other services to its customers; (iii) provide superior customer service; and (iv) deploy a flexible financing strategy to complement the Company's growth objectives and operating plans. The key elements of the Company's business strategy are:

        Pursue Strategic Acquisitions. The Company generally targets systems in geographic proximity to its existing operations. By acquiring and developing within its geographic proximity, the Company expects to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Company will pursue "fill-in" acquisitions in geographic areas where it is the dominant provider of cable television services. The Company may also expand its base of operations into other markets or pursue related telecommunications businesses if such acquisitions are consistent with its overall business strategy.

        The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, it is negotiating with prospective sellers to acquire additional cable television systems. If definitive agreements for all such potential acquisitions are executed, and if such acquisitions are then consummated, the Company's customer base would approximately double in size. These acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. Financing for these potential transactions has not been determined; however, if such acquisitions are consummated, the Company believes its total indebtedness would substantially increase. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

        Target Non-Metropolitan Markets. The Company has acquired clusters of cable television systems serving primarily suburban areas within the top 50 to 100 television markets and small and medium sized communities where customers generally require cable television to clearly receive a full complement of off-air television signals. The Company believes that there are advantages in acquiring and operating cable television systems in such markets, such as: (i) less direct competition given the lower housing densities and the resulting higher costs per customer of installing cable service; (ii) higher subscriber penetration levels and lower customer turnover based on fewer competing entertainment alternatives; and (iii) generally lower overhead and operating costs than similar costs incurred by cable operators serving larger markets.

        Invest in Technology and Capital Improvements. As part of its commitment to customer satisfaction, the Company emphasizes high technical performance standards. In 1998, the Company accelerated its capital improvement program to upgrade the Systems' cable television network affecting approximately 75.0% of its basic subscribers. Upon the program's anticipated completion in June 2000, the Company expects that substantially all of its Systems will have a minimum bandwidth capacity of 450MHz and that over 85.0% of its customer base will be served by Systems with 550MHz to 750MHz bandwidth capacity. In most of the Systems, the Company is deploying fiber optic cable to upgrade the technical quality of the network using high capacity, hybrid fiber-coaxial ("HFC") architecture. The result of the accelerated capital improvement program and deployment of HFC architecture will be a significant increase in network capacity, quality and reliability, enabling the Company also to deliver more quickly to its customer base additional programming and new services.

        The capital improvement program also provides for the interconnection of cable television systems within a regional cluster through the use of fiber optic cable, thus facilitating the consolidation of headend facilities. By serving larger clusters of customers from a single headend facility, it becomes economically feasible in smaller communities to launch new and enhanced services, such as digital cable television and high-speed Internet access, and to introduce local advertising sales. By the end of 1999, the Company expects to reduce its headend facilities to 138 and to serve approximately 75.0% of its basic subscribers from 34 headend facilities.

        Expand Service Offerings. The Company has generally acquired cable television systems that have underserved their customers. As a result, the Company believes that significant opportunities exist to increase the revenues of the Systems by promoting and expanding the programming services and pricing options available to its customers. The Company has utilized the expanded analog channel capacity, resulting from the Systems' technical upgrades, to introduce several new basic programming services, multichannel premium services, and numerous pay-per-view channels. In addition, the Company plans to introduce digital cable television in Systems passing over 175,000 homes in 1999 and high-speed Internet access to Systems passing over 400,000 homes over the next three years.

        Deploy Flexible Financing Strategy. The Company has deployed a financing strategy which utilizes a blend of equity and debt capital to complement the Company's acquisition and operating activities. Through its holding company structure, the Company has raised equity from its members and issued public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital, principally in the commercial bank market, through two stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

        As of December 31, 1998, Mediacom had raised $135.5 million of equity commitments from its members, of which $125.0 million has been invested in Mediacom, and had issued $200.0 million of senior notes in the public debt market. In addition, the Company had established two subsidiary borrowing groups which have obtained in the aggregate $325.0 million of bank credit facilities. Such credit facilities are non-recourse to Mediacom, have no cross-default provisions relating directly to each other and permit the subsidiaries, subject to covenant and other restrictions, to make distributions to Mediacom. As of December 31, 1998, the Company had approximately $189.9 million of unused bank credit commitments, all of which could have been borrowed and distributed to Mediacom under the most restrictive covenants in the Company's bank credit agreements.

Development of the Systems

        The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of December 31, 1998, the Company had completed nine acquisitions of cable television systems. The following table summarizes certain information relating to the acquisitions of the Systems in chronological order:

                                                                                           Purchase
                                                                                            Price                  Basic
Location of Systems     Predecessor Owner(1)                    Acquisition Date        (in millions)(2)        Subscribers(3)
-------------------     ----------------                        ----------------        ------------            -----------
Ridgecrest, CA          Benchmark Communications                March 1996              $  18.8                  9,450
Kern Valley, CA         Booth American Company                  June 1996                  11.0                  6,100
Nogales, AZ             Saguaro Cable TV Investors, L.P.        December 1996              11.4                  8,100
Valley Center, CA       Valley Center CableSystems, L.P.        December 1996               2.5                  1,900
Dagsboro, DE            American Cable TV Investors 5, Ltd.     June 1997                  42.6                 29,800
Sun City, CA            Cox Communications, Inc.                September 1997             11.5                  9,900
Clearlake, CA           Jones Intercable, Inc.                  January 1998               21.4                 17,750
Various States          Cablevision Systems Corporation         January 1998              308.2                267,200
Caruthersville, MO      Cablevision Systems Corporation         October 1998                5.0                  3,800
                                                                                        -------                -------
                                                                                        $ 432.4                354,000
                                                                                        =======                =======

----------
(1) Purchased from the named party, one or more of its affiliates, or the controlling or managing operator.
(2)  Represents the final purchase price before closing costs.
(3)  As of December 31, 1998.


Description of the Operating Regions

        The Systems are managed from four operating regions: Southern, Mid-Atlantic, Central and Western. The table below and the discussion that follows provide an overview of selected operating and technical statistics for each of the Company's four operating regions as of December 31, 1998.

                        Southern  Mid-Atlantic  Central   Western Total
                        --------  ------------  -------   ------- -----
Homes passed            189,000   123,000       124,400   83,600  520,000
Miles of plant            4,775     2,930         2,960    1,285   11,950
Density(1)                   40        42            42       65       44

Basic subscribers       134,200    85,500        81,100   53,200  354,000
Basic penetration          71.0%     69.5%         65.2%    63.6%    68.1%

Premium service units   202,000    82,900       101,700   20,500  407,100
Premium penetration       150.5%     97.0%        125.4%    38.5%   115.0%

Average monthly basic
 revenues per basic
 subscriber(2)          $ 24.39   $ 24.76       $ 25.02  $ 28.97  $ 25.31
Average monthly
 revenues per basic
 subscriber(3)          $ 33.22   $ 31.45       $ 31.63  $ 36.26  $ 32.88

Weighted average
 analog channel
 capacity(4)                 63        64            54       72       63

(1) Homes passed divided by miles of plant.
(2) Represents average monthly revenues from basic and expanded basic programming services for the three months ended December 31, 1998, divided by basic subscribers as of the end of such period.
(3) Represents average monthly revenues for the three months ended December 31, 1998, divided by basic subscribers as of the end of such period.
(4) Determined on a per subscriber basis.

        Southern Region. The Southern Region represents the Company's largest region. Over 82.0% of the region's basic subscribers are located in the suburbs and outlying areas of Pensacola, Fort Walton Beach and Panama City, Florida; Mobile and Huntsville, Alabama; and Biloxi, Mississippi. As of December 31, 1998, the region's Systems passed approximately 189,000 homes and served approximately 134,200 basic subscribers. The internal subscriber growth for this region was 3.1% in 1998. The Company measures internal subscriber growth as the percentage change in basic subscribers from the prior period excluding the effects of acquisitions completed during the current period. All of the region's basic subscribers are serviced from a regional customer service center in Gulf Breeze, Florida, which provides 24-hour, 7-day per week service.

        As of December 31, 1998, the weighted average analog channel capacity of the region's Systems was 63 channels and the region's basic subscribers were served by 53 headend facilities. Upon completion of the capital improvement program in June 2000, the Company anticipates that approximately 83.0% of the Southern Region's basic subscribers will be served by Systems with 550MHz to 750MHz bandwidth capacity. The Company eliminated four headend facilities through fiber interconnection in 1998, and expects to eliminate at least one additional headend facility by the end of 1999. The Company plans to launch digital cable television in three of the Southern Region's Systems in 1999 passing approximately 72,000 homes.


        Mid-Atlantic Region. The Mid-Atlantic Region's Systems serve communities in lower Delaware, southeastern Maryland and the northeastern and western areas of North Carolina. As of December 31, 1998, the region's Systems passed approximately 123,000 homes and served approximately 85,500 basic subscribers. The internal subscriber growth for this region was 4.9% in 1998. Approximately 65.0% of the region's basic subscribers are serviced from a regional customer service center in Hendersonville, North Carolina, which provides 24-hour, 7-day per week service.

        As of December 31, 1998, the weighted average analog channel capacity of the region's Systems was 64 channels and the region's basic subscribers were served by 17 headend facilities. Upon completion of the capital improvement program in June 2000, the Company expects that approximately 93.0% of the Mid-Atlantic Region's basic subscribers will be served by Systems with 550MHz to 750MHz bandwidth capacity. By the end of 1999, the Company expects that five headend facilities will be eliminated through fiber interconnection. In 1999, the Company plans to launch digital cable television in two of the Mid-Atlantic Region's Systems passing approximately 75,000 homes.


        Central Region. The Central Region's Systems serve the suburbs and outlying areas of Kansas City and Springfield, Missouri, and Topeka, Kansas, and communities in the western portion of Kentucky. As of December 31, 1998, the region's Systems passed approximately 124,400 homes and served approximately 81,100 basic subscribers. The internal subscriber growth rate of this region was 1.0% in 1998. Substantially all of the region's basic subscribers are serviced from a regional customer service center in Benton, Kentucky, which provides 24-hour, 7-day per week service.

        As of December 31, 1998, the weighted average analog channel capacity of the region's Systems was 54 channels and the region's basic subscribers were served by 73 headend facilities. Upon completion of the capital improvement program in June 2000, the Company anticipates that approximately 94.0% of the Central Region's basic subscribers will be served by Systems with 550MHz to 750MHz bandwidth capacity. The Company eliminated two headend facilities through fiber interconnection in 1998, and expects to eliminate seven other headend facilities by the end of 1999. The Company plans to launch digital cable television in one of the Central Region's Systems in 1999 passing approximately 11,000 homes.


        Western Region. The Western Region's Systems serve communities in the following areas: (i) Clearlake, California; (ii) the Indian Wells Valley in central California; (iii) portions of Riverside County and San Diego County, California; and (iv) Nogales, Arizona and outlying areas. As of December 31, 1998, the region's Systems passed approximately 83,600 homes and served approximately 53,200 basic subscribers. The Western Region's internal subscriber growth was flat in 1998. The region's basic subscribers are serviced from seven local offices.

        As of December 31, 1998, the region's Systems had been significantly upgraded. All of the region's basic subscribers are served by Systems with a minimum 450MHz bandwidth capacity and approximately 65.0% are served by Systems with 550MHz bandwidth capacity. As a result, the weighted average analog channel capacity of the region's Systems was 72 channels. The region's basic subscribers are served by nine headend facilities and the Company expects that one headend facility will be eliminated through fiber interconnection by the end of 1999. The Company plans to launch digital cable television in one of the Western Region's Systems in 1999 passing approximately 17,000 homes.

Technological Overview

        The following table summarizes the Systems' bandwidth capacity as of December 31, 1998. On such date, the Systems have a weighted average analog channel capacity of 63 channels.

                  Basic                                                                                       Weighted
               Subscribers                  Percentage of Basic Subscribers by Channel Capacity               Average
                  as of     -------------------------------------------------------------------------------   Analog
Operating      December 31  30 Channels  36 Channels  42 Channels  54 Channels  62 Channels     78 Channels   Channel
Regions            1998      (270MHz)      (300MHz)     (330MHz)     (400MHz)     (450MHz)        (550MHz)    Capacity
-------        -----------  -----------  -----------  -----------  -----------  -----------     -----------   --------
Southern        134,200        0.3%         16.5%        10.5%         4.1%         21.2%           47.4%        63
Mid-Atlantic     85,500        0.0          11.0         25.4          0.6           3.2            59.8         64
Central          81,100        0.8          26.4         29.9          4.3           6.5            32.1         54
Western          53,200        0.0           0.0          0.0          0.0          35.0            65.0         72
               -----------  -----------  -----------  -----------  -----------  -----------     -----------   --------
Total           354,000        0.3%         15.0%        17.0%         2.7%         15.5%           49.5%        63
               ===========  ===========  ===========  ===========  ===========  ===========     ===========   ========


        Since its commencement of operations in March 1996, the Company made a commitment to upgrade the Systems in order to increase programming choices, provide new and enhanced services, and improve overall customer satisfaction. During the third quarter of 1998, the Company modified its previously disclosed five-year capital improvement program by accelerating the program's completion to two-and-a-half years. Moreover, various Systems that were originally scheduled to be upgraded to 550MHz bandwidth capacity have been redesigned at 750MHz bandwidth capacity, with two-way capability and greater utilization of fiber optic technology. This program will enable the Company to deliver digital cable television and high-speed cable modem service earlier and in a more widespread manner than previously planned, beginning in 1999. Completion of the capital improvement program is expected by June 2000, at which time the Company anticipates that over 85.0% of its customer base will be served by Systems with 550MHz to 750MHz bandwidth capacity.

        An integral part of the Company's capital improvement program is the deployment of high capacity, HFC architecture in the upgrade of the Systems. In most Systems affected by the program, the Company deploys fiber to individual nodes serving an average of 250 homes and coaxial cable from the node to the home. This HFC network design provides increased channel capacity, superior signal quality, improved reliability, reduced system maintenance costs and a platform to develop high-speed data services, Internet access and emerging telecommunication services to its customers.

        The Company plans to eliminate several headend facilities through fiber interconnection. In 1998, the Company eliminated six headend facilities. The Company anticipates that the number of headend facilities will be reduced further from 152 as of December 31, 1998, to 138 as of December 31, 1999, and that approximately 75.0% of its basic subscribers will be served from 34 headend facilities at the end of 1999.

        The Company plans to deploy digital cable television technology capable of expanding channel capacity significantly, with up to 12 digital channels transmitted in the bandwidth normally used by one analog channel. Digital transmission will allow the Company to introduce digital cable television packages which include numerous new basic programming and multichannel premium services, a wider variety of pay-per-view channels, an interactive program guide and digital music services. In 1999, the Company expects to introduce digital cable television in Systems that pass approximately 175,000 homes.

        The Company provides Internet access to its customers through high-speed cable modems and through traditional telephone dial-up modems. As of December 31, 1998, the Company served approximately 5,000 residential and commercial Internet access customers in its Western Region. The Company currently is in discussions with a number of service providers of high-speed Internet access and is reviewing plans to launch its own high-speed Internet access in several of the Systems. Over the next three years, the Company expects to launch high-speed Internet access in Systems passing over 400,000 homes through a combination of agreements with service providers and its own launches of such service.

        As a result of this accelerated capital improvement program, total capital expenditures (other than those related to acquisitions) were approximately $53.7 million for 1998, of which approximately 64.0% were spent to upgrade the Company's cable plant. The remaining capital expenditures primarily funded plant extensions, new services, converters and replacements. Total capital expenditures of approximately $63.0 million are planned in 1999, of which approximately 64.0% will be spent to upgrade the network.


Marketing, Programming and Rates

        The Company's marketing programs and campaigns are based upon offering a variety of cable services creatively packaged and tailored to appeal to its different markets and to segments within each market. The Company routinely surveys its customer base to ensure that it is meeting the demands of its customers and stays abreast of its competition in order to effectively counter competitors' service offerings and promotional campaigns. The Company uses a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

        The Company has various contracts to obtain basic and premium programming for the Systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to the Company. The Company's successful marketing of multiple premium service packages emphasizing customer value enables the Company to take advantage of such cost incentives. In addition, the Company is a member of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized MSOs serving, in the aggregate, over twelve million cable subscribers. The consortium helps create efficiencies in the areas of obtaining and administering programming contracts, as well as secures more favorable programming rates and contract terms for small to medium-sized cable operators. The Company intends to negotiate programming contract renewals both directly and through the consortium to obtain the best available contract terms. The Company's programming costs are expected to increase in the future due to additional programming being provided to its customers, increased costs to purchase programming, inflationary increases and other factors affecting the cable television industry. The Company believes that it will be able to pass through expected increases in its programming costs to customers, although there can be no assurance that it will be able to do so. The Company also has various retransmission consent arrangements with commercial broadcast stations which generally expire in December 1999 and beyond. None of these consents require payment of fees for carriage, however, the Company has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations.

        Although services vary from system to system due to differences in channel capacity, viewer interests and community demographics, the majority of the Systems offer a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air, satellite-delivered "superstations" originating from distant cities (such as WGN), and local public, governmental, home-shopping and leased access channels. The majority of the Systems offer, for a monthly fee, an expanded basic tier of various satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT). In addition to these services, the Systems typically provide one or more premium services such as HBO, Cinemax, Showtime, The Movie Channel and Starz!, which are combined in different packages to appeal to the various segments of the viewing audience. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by the Systems both on a per-channel basis and as part of premium service packages designed to enhance customer value and to enable the Company to take advantage of programming agreements offering cost incentives based on premium service unit growth. Basic subscribers may subscribe for one or more premium service units. A

"premium service unit" is a single premium service for which a subscriber must pay an additional monthly fee in order to receive the service. The significant expansion of bandwidth capacity resulting from the Company's capital improvement program will allow it to expand the use of "tiered" and multichannel packaging strategies for marketing premium services and promoting niche programming services. The Company believes that these packaging strategies will increase basic and premium penetration as well as revenue per basic subscriber. The Systems also typically provide one or more pay-per-view services purchased from independent suppliers such as Viewer's Choice and Showtime Event Television. These services are satellite-delivered channels, consisting principally of feature films, live sporting events, concerts and other special "events," usually presented without commercial interruption. Such pay-per-view services are offered by the Company on a "per viewing" basis, with subscribers only paying for programs which they select for viewing.

        Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 1998, the Company's monthly basic service rates for residential customers ranged from $3.89 to $17.00, the combined monthly basic and expanded basic service rates for residential customers ranged from $21.50 to $36.95 and per-channel premium service rates (not including special promotions) ranged from $2.95 to $11.95 per service. For the three months ended December 31, 1998, the weighted average monthly rate for the Company's combined basic and expanded basic services was approximately $25.31.

        A one-time installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new customers. The Company charges monthly fees for converters and remote control tuning devices and also charges administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge in the majority of the Systems and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

        In addition to customer fees, the Company derives modest amounts of revenues from the sale of local spot advertising time on locally originated and satellite-delivered programming and from affiliations with home shopping services (which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts).

        The Company is an eligible "small cable company" under certain FCC rules, which enables it to utilize a simplified rate setting methodology for most of the Systems in establishing maximum rates for basic and expanded basic services. This methodology almost always results in rates that exceed those produced by the cost-of-service rules applicable to larger cable operators. Approximately 75.0% of the basic subscribers served by the Systems are covered by such FCC rules. The Company believes that its rate practices are generally consistent with the current practices in the industry.


Customer Service and Community Relations

        The Company is dedicated to providing superior customer service. The Company expects that its accelerated capital improvement program will significantly strengthen customer service as it will enhance the reliability of the technical network, provide better picture quality and permit the introduction of new programming and other services to the Company's customer base. The Company has implemented stringent internal customer service standards, which it believes meet or exceed those established by the National Cable Television Association. The Company's three regional calling centers offer 24-hour, 7-day per week coverage to over 76.0% of the Systems' customers on a toll-free basis. The Company believes customer service is also enhanced by the regional calling centers' ability to coordinate effectively technical service, installation appointments, and response time to customer inquiries.

        In addition, the Company is dedicated to fostering strong community relations in the communities served by the Systems. The Company supports local charities and community causes through staged events and promotional campaigns. The Company also installs and provides free cable television service and, where available, Internet access to public schools, government buildings and not-for-profit hospitals in its franchise areas. The Company believes that its relations with the communities in which the Systems operate are good.

Franchises

        Cable television systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the granting of insurance and indemnity bonds by the Company. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act").

        As of December 31, 1998, the Systems were subject to 313 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the Systems, such franchise fees are passed through directly to the customers. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permit the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

        Substantially all of the Systems' basic subscribers are in service areas that require a franchise. The table below groups the franchises of the Systems by date of expiration and presents the approximate number and percentage of basic subscribers for each group of franchises as of December 31, 1998.

                                                        Percentage of     Number of       Percentage of
                                        Number of          Total           Basic           Total Basic
        Year of Franchise Expiration    Franchises      Franchises      Subscribers        Subscribers
        ----------------------------    ----------      ----------      -----------        -----------
        1999 through 2002                  86              27.5%          112,000             31.6%
        2003 and thereafter                227             72.5           242,000             68.4
                                        ----------      ----------      -----------        -----------
                Total                      313            100.0%          354,000            100.0%
                                        ==========      ==========      ===========        ===========

        The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

        The Company believes that it generally has good relationships with its franchising communities. The Company has never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of the franchises of the Company eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to the Company.


Competition

        Cable television systems face competition from alternative methods of distributing video programming and from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon that system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services, and superior technical performance and customer service.

        Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Competition from other video service providers exists in areas served by the Company. In a limited number of the franchise areas served by the Systems, the Company faces direct competition from other franchised cable operators. There can be no assurance, however, that additional cable television systems will not be constructed in other franchise areas of the Systems.

        Cable operators also face competition from private satellite master antenna television ("SMATV") systems that serve condominium, apartment and office complexes and private residential developments. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable television systems. SMATV operators often enter into exclusive agreements with building owners or homeowners associations, although some states have enacted laws that authorize franchised cable operators access to such private complexes. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering to these private residential and commercial developments packages of telephony, data and video services. The Telecommunications Act of 1996 (the "1996 Telecom Act") states that SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed on cable television systems providing similar services, as long as they do not use public rights-of-way. For instance, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and are more likely to be profitable. The ability of the Company to compete for customers in residential and commercial developments served by SMATV operators is uncertain.

        The FCC has recently allocated a sizable amount of spectrum in the 27-31 GHz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of programming directly to consumers' homes. The FCC completed an auction of this spectrum to the public in March 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licensees for the LMDS service will use this spectrum in particular regions of the country to deliver multichannel video programming and other services to subscribers, and therefore provide competition to franchises cable television systems, is uncertain at this time.

        Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered broadcast and non-broadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are electronically scrambled so as to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of satellite distributors and other competitors to purchase non-broadcast satellite-delivered programming. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites (DBS) utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna. Three service providers are presently heavily marketing DBS service on a nationwide basis. The 1996 Telecom Act and FCC regulations preempt certain local restrictions on the location and use of DBS and other satellite receiver dishes.

        High-power DBS services are currently being provided by DirecTV, Inc. ("DirecTV") and EchoStar Communications Corporation ("EchoStar"), and medium-power service is being provided by PrimeStar, Inc. ("PrimeStar"). Recently announced transactions would result in DirecTV and EchoStar obtaining additional high-power DBS channel capacity through the acquisition of other DBS facilities, and DirecTV's acquiring PrimeStar's medium-power DBS business. If these transactions are approved and consummated, DirecTV and EchoStar will be able to significantly increase the number of channels on which they can provide programming to subscribers and will improve significantly their competitive positions vis-a-vis cable operators. The Company is unable to predict the impact that these enhanced DBS operations may have on its business and operations.

        DBS systems currently have certain advantages over cable television systems with respect to programming and digital quality, as well as disadvantages that include high upfront costs and a lack of local programming, service and equipment distribution. Legislation has been introduced in Congress to include carriage of local signals by DBS providers under the copyright law. The ability of DBS to deliver local signals would eliminate a significant advantage that cable operators currently have over DBS providers. The Company will magnify its competitive service price points and seek to maintain programming parity with DBS by increasing the channel capacity of most of the Systems to a minimum of 78 channels and by introducing new basic and premium channels, additional pay-per-view programming, digital cable television, and high-speed Internet access.

        Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution systems ("MMDS"), which uses low power microwave frequencies to transmit video programming over the air to customers. Wireless distribution services generally provide many of the programming services provided by cable television systems, and digital compression technology is likely to increase significantly MMDS' channel capacity. MMDS service requires unobstructed "line of sight" transmission paths. In the majority of the Company's franchise service areas, prohibitive topography and "line of sight" access has and is likely to continue to limit competition from MMDS systems. The Company is not aware of any significant MMDS operation currently within its cable television franchise service areas. However, Wireless One, Inc., an MMDS operator, does compete in five market areas in the Southern Region. The Company estimates that Wireless One's overall penetration in these markets is less than 1.5%. The Company is not aware of any other MMDS operator in any of its other markets. The Company is unable to predict whether MMDS will have a material impact on its business operations.

        The 1996 Telecom Act makes it easier for local exchange carriers ("LECs") and others to provide a wide variety of video services competitive with services provided by cable television systems and to provide cable television services directly to subscribers. For example, telephone companies may now provide video programming directly to their subscribers in their telephone service territory, subject to certain regulatory requirements. Various LECs currently are providing video programming services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures. The Company believes, however, that the non-metropolitan markets in which it provides or expects to provide cable television services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher capital costs per household of installing plant. The 1996 Telecom Act's provision promoting facilities-based broadband competition is primarily targeted at larger markets, and its prohibition on buy-outs and joint ventures between incumbent cable operators and LECs exempts small cable operators and carriers meeting certain criteria. The Company believes that significant growth opportunities exist for the Company by establishing cooperative rather than competitive relationships with LECs within its service areas, to the extent permitted by law.

        The Company's Systems offer or plan to offer high-speed Internet access to subscribers. These Systems will compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers, commonly known as ISPs, and local and long distance telephone companies. Recently a number of ISPs have requested local authorities and the FCC to provide rights of access to cable television systems' broadband infrastructure in order that they be permitted to deliver their services directly to their customers. In a recent report, the FCC declined to institute a proceeding to examine this issue, and concluded that alternative means of access are or soon will be made to a broad range of ISPs. Because the FCC believes the marketplace is working and expanding consumer choice for broadband services, it declined to take action on ISP access to broadband cable facilities and indicated that it would continue to monitor the issue. Several local jurisdictions are also reviewing this issue.

        Other new technologies may become competitive with services that cable television systems can offer. The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted regulations and policies for the issuance of licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other non-video services.

        The 1996 Telecom Act provides that registered utility holding companies and their subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

        Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.


Employees

        Other than the executive officers named under "Directors and Executive Officers of the Registrants," Mediacom has no employees. As of December 31, 1998, the operating subsidiaries of Mediacom had approximately 650 full-time equivalent employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Legislation and Regulation

        The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Company and the cable television industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Company believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Company.

Federal Legislation

        The principal federal statute governing the cable television industry is the Communications Act of 1934 (the "Communications Act"). As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act, and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a host of rulemakings to implement the 1996 Telecom Act, the final outcome of which cannot yet be determined.

FCC Regulation

        The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Below is a brief summary of certain of these federal regulations as adopted to date.

Rate Regulation

        The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multi-channel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and cable programming service tiers ("CPST"). Additionally, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to implement to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding CPST rates to franchising authorities only, after first receiving two rate complaints from local subscribers.

        The 1996 Telecom Act sunsets FCC regulation of CPST rates for all cable television systems (regardless of size) on March 31, 1999. Efforts to delay or reverse this regulatory sunset have thus far been unsuccessful, but can be expected to continue. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may made to the FCC.

        The FCC's regulations contain standards for the regulation of basic service and CPST rates (other than per-channel or per-program services). Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic and CPST services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service and CPST rates. Alternatively, cable operators have the opportunity to make cost-of-service showings, which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable television system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated CPST tiers for "significant" system rebuilds or upgrades.

        As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies" (the "small system rules"). A "small system" is defined as a cable television system that has, on a headend basis, 15,000 or fewer basic subscribers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic subscribers that is not affiliated with a larger cable television company, (i.e., a larger cable television company does not own more than a 20 percent equity share or exercise de jure control). This small system rate-setting methodology establishes maximum rates for the basic and CPST services, as well as for installation and equipment charges. This methodology almost always results in rates that exceed those produced by the cost-of-service rules applicable to larger cable operators. Under this simplified cost-of-service methodology, a small cable company's rate showing is presumed reasonable so long as the aggregate monthly per-subscriber, per-channel charge for all regulated services does not exceed $1.24. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic subscribers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to larger cable television systems. When a "small cable company" grows larger than 400,000 basic subscribers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. The Company is an eligible "small cable company" under these rules because it has fewer than 400,000 basic subscribers and is not affiliated with another MSO that would bring it over that limit. Approximately 75.0% of the basic subscribers served by the Systems are covered by the small system rules.

        Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

        Carriage of Broadcast Television Signals

        The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, (i.e., the system is located in the station's Area of Dominant Influence) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 1999. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

        Franchise Fees

        Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

        Renewal of Franchises

        The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, the Company is not aware of any current or past material failure on its part to comply with its franchise agreements. The Company believes that it has generally complied with the terms of its franchises and has provided quality levels of service.

        The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

        Channel Set-Asides

        The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The leased access rules were recently modified by the FCC to provide for lower rates than the original formula produced.

        Ownership

        The 1996 Telecom Act repealed the statutory ban against LECs providing video programming directly to customers within their local exchange telephone service areas. Thus, under the 1996 Telecom Act and FCC rules recently adopted to implement the 1996 Telecom Act, LECs may now provide video service as broadcasters, common carriers, or cable operators. In addition, LECs and others may also provide video service through "open video systems" ("OVS"), a regulatory regime that may give them more flexibility than traditional cable television systems. OVS operators (including LECs) may operate open video systems without obtaining a local cable franchise, although they can be required to obtain a franchise by local governmental bodies. In general, OVS operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the OVS operator.

        The Unites States Court of Appeals for the Fifth Circuit recently invalidated several rules of the FCC pertaining to OVS and upheld others. The principal overturned rule was the FCC's preemption of local government authority to require an OVS operator to obtain a franchise. The court held that local governments do, in fact, have the authority to require a franchise, but do not have to do so. This ruling does not affect the provisions of the 1996 Telecom Act exempting OVS operators from such regulatory burdens as rate regulation and customer service requirements. The Company expects the FCC to modify its open video rules to comply with the court's decision, but is unable to predict the impact any rule modifications may have on the Company's business and operations.

        The 1996 Telecom Act generally prohibits LECs from purchasing cable television systems (i.e., any ownership interest exceeding 10%) located within the LEC's telephone service area, prohibits cable operators from purchasing LECs whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between cable operators and LECs operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or LEC serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urbanized areas. Also, the FCC may grant waivers of the buyout provisions in cases where:
(i) the cable operator or the LEC would be subject to undue economic distress if such provisions were enforced; (ii) the system or facilities would not be economically viable in the absence of a buyout or a joint venture; or (iii) the anticompetitive effects of the proposed transaction are clearly outweighed by the transaction's effect in light of community needs. The respective local franchising authority must approve any such waiver.

        Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems that a single cable operator can own. In general, no cable operator can have an attributed interest in cable television systems that pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of an appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional. The FCC is also considering changes to these rules.

        The FCC has also adopted rules that limit the number of channels on a cable television system that can be occupied by national video programming services in which the entity that owns the cable television system has an attributed interest. The limit is 40% of the first 75 activated channels.

        The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

        EEO

        The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

        Privacy

        The 1984 Cable Act imposes a number of restrictions on the manner in which cable operators can collect and disclose data about individual system customers. The statute also requires that the cable operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator were found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

        Franchise Transfers

        The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

        Technical Requirements

        The FCC has imposed technical standards applicable to all classes of channels that carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137MHz and 225-400MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of subscriber equipment or transmission technology.

        The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to this statutory mandate, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors ("MVPD"). Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their MVPD so long as the equipment does not harm the network, does not interfere with the services purchased by other customers, and is not used to receive unauthorized services. As of July 1, 2000, MVPDs (other than DBS operators) are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the MVPD with set-top units purchased or leased from retail outlets. As of January 1, 2005, MVPDs will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

        Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an Emergency Alert System ("EAS"). The rules require all cable television systems to provide an audio and video EAS message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video EAS message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of EAS messages, such as a terminal that displays EAS messages and activates other alerting mechanisms or lights, or to provide audio and video EAS messages on all channels. Cable television systems with 10,000 or more basic subscribers per headend were required to install EAS equipment capable of providing audio and video EAS messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic subscribers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic subscribers per headend will have a choice of providing either a national level EAS message on all programmed channels or installing EAS equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video EAS message on one programmed channel. This must be accomplished by October 1, 2002.

        Pole Attachments

        The FCC currently regulates the rates and conditions imposed by investor-owned public utilities for use of their poles and conduits unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Of the states in which the Company operates, California, Delaware and Kentucky have made such certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offer telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula will not begin until 2001, and will be phased in by equal increments over the five ensuing years. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space .


        Other FCC Matters

        FCC regulation pursuant to the 1934 Communications Act, as amended, also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable operators; rules governing political broadcasts; nonduplication of network programming; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

        The FCC recently adopted new procedural guidelines governing the disposition of home run wiring (a line running to an individual subscriber's unit from a common feeder or riser cable) in multi-dwelling units ("MDUs"). MDU owners can use these new rules to attempt to force cable operators without contracts to either sell, abandon or remove home run wiring and terminate service to MDU subscribers unless operators retain rights under common or state law to maintain ownership rights in the home run wiring. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant (such as balconies and patios).

        The 1996 Telecom Act requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. With respect to other kinds of channels, the 1996 Telecom Act requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

        Internet Access

        The Company's Systems offer or plan to offer high-speed Internet access to subscribers. These Systems will compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers, commonly known as ISPs, and local and long distance phone companies. Recently a number of ISPs have requested local authorities and the FCC to provide rights of access to cable television systems' broadband infrastructure in order that they be permitted to deliver their services directly to their customers. In a recent report, the FCC declined to institute a proceeding to examine the issue, and concluded that alternative means of access are or soon will be made to a broad range of ISPs. Because the FCC believes the marketplace is working and expanding customer choice for broadband services, it declined to take action regarding ISP access to broadband cable facilities and indicated that it would continue to monitor the issue. Several local jurisdictions also are reviewing this issue.

        Copyright

        Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators are granted a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

        Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

        Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross promotional announcements, must be obtained by the cable operator. Cable television industry negotiations with ASCAP, BMI and SESAC, Inc. (a smaller performing rights organization) are in progress.

State and Local Regulation

        Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the cable television system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. To date, other than Delaware, no state in which the Company currently operates has enacted state level regulation.

        The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

ITEM 2. PROPERTIES

        The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and customer house drop equipment for each of the Systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Some basic subscribers of the Systems utilize converters that can be addressed by sending coded signals from the headend facility over the cable network. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment.

        The Company owns or leases parcels of real property for signal reception sites (antenna towers and headend facilities), microwave facilities and business offices, and owns all of its service vehicles. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's operations.

        The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the Systems require periodic upgrading to improve system performance and capacity.



ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended December 31, 1998.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANTS, COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        There is no public trading market for Mediacom's membership interests. There are nine holders of Mediacom's membership interests. There is no public trading market for the common stock of Mediacom Capital, which is a wholly-owned subsidiary of Mediacom.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents: (i) selected historical financial data for the period from January 1, 1996, through March 11, 1996, and as of and for the years ended December 31, 1994, and 1995, derived from the audited financial statements of Benchmark Acquisition Fund II Limited Partnership (the "Predecessor Company"); and (ii) selected historical consolidated financial and operating data as of and for the period from the commencement of operations (March 12, 1996) to December 31, 1996, and for the years ended December 31, 1997, and 1998, derived from the Company's audited consolidated financial statements and should be read in conjunction with those statements.

                                               Predecessor Company                                  The Company(1)
                                  ==============================================   ==============================================
                                                                   Jan.  1, 1996   Mar.  12, 1996
                                  Year Ended       Year Ended         through          through        Year Ended       Year Ended
                                Dec.  31, 1994   Dec.  31, 1995   Mar.  11, 1996   Dec.  31, 1996   Dec.  31, 1997   Dec. 31, 1998
                                ------------------------------------------------   -----------------------------------------------
                                                        (dollars in thousands, except per subscriber data)
Statement of Operations Data:
-----------------------------
Revenues                               $ 5,075          $ 5,171           $1,038         $  5,411         $ 17,634       $ 129,297
Service costs                            1,322            1,536              297            1,511            5,547          43,849
Selling, general and
 administrative expenses                 1,016            1,059              222              931            2,696          25,596
Management fee expense                     252              261               52              270              882           5,797
Depreciating and amortization            4,092            3,945              527            2,157            7,636          65,793
                                       -------          -------           ------         --------         --------       ---------
Operating income (loss)                $(1,607)         $(1,630)          $  (60)        $    542         $    873       $ (11,738)
Interest expense, net                      878              935              201            1,528            4,829          23,994
Other expense                                -                -                -              967              640           4,058
                                       -------          -------           ------         --------         --------       ---------
Net loss                               $(2,485)         $(2,565)          $ (261)        $ (1,953)        $ (4,596)      $ (39,790)
                                       =======          =======           ======         ========         ========       =========
Other Financial Data:
---------------------
EBITDA (2)                             $ 2,485          $ 2,315           $  467         $  2,699         $  8,509       $  54,055
EBITDA margin (3)                         49.0%            44.8%            45.0%            49.9%            48.3%           41.8%
Annualized EBITDA (4)                                                                                     $ 11,998       $  59,996
Ratio of total indebtedness
 to annualized EBITDA                                                                                        6.07x           5.63x

Net cash flows from operating
 activities                            $ 1,395          $ 1,478           $  226         $    237         $  7,007       $  53,556
Net cash flows from investing
 activities                               (552)            (261)             (86)         (45,257)         (60,008)       (397,085)
Net cash flows from financing
 activities                               (919)          (1,077)               -           45,416           53,632         344,714

Operating Data (end of
 period, except average):
-------------------------
Homes passed                                                                               38,749           87,750         520,000
Basic subscribers                                                                          27,153           64,350         354,000
Basic penetration                                                                            70.1%            73.3%           68.1%
Premium service units                                                                      11,691           39,288         407,100
Premium penetration                                                                          43.1%            61.1%          115.0%
Average monthly revenue per
 basic subscriber  (5)                                                                                      $32.11          $32.88
Annualized EBITDA per basic
 subscriber  (6)                                                                                          $    186       $     169

Balance Sheet Data (end of
 period):
--------------------------
Total assets                           $11,755          $ 8,149                          $ 46,560         $102,791       $ 451,152
Total indebtedness                      13,294           12,217                            40,529           72,768         337,905
Total members' equity                   (2,003)          (4,568)                            4,537           24,441          78,651

----------
(1) See Note 3 to the Company's audited consolidated financial statements for information with respect to acquisitions completed during the years ended December 31, 1998 and 1997.
(2) EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance, or an alternative to the statement of cash flows as a measure of liquidity. EBITDA is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity and a company's overall ability to service its debt. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.
(3) Represents EBITDA as a percentage of revenues.
(4) EBITDA for the three months ended December 31, 1998 and 1997, multiplied by four.
(5) Represents average monthly revenue for the three months ended December 31, 1998 and 1997, divided by basic subscribers as of the end of the period.
(6) Annualized EBITDA divided by basic subscribers as of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        Mediacom was founded in July 1995 principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. The Company's business strategy is to: (i) acquire underperforming and undervalued cable television systems primarily in non-metropolitan markets, as well as related telecommunications businesses; (ii) invest in the development of a state-of-the-art technological platform for delivery of broadband video and other services to its customers; (iii) provide superior customer service; and (iv) deploy a flexible financing strategy to complement the Company's growth objectives and operating plans. The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of December 31, 1998, the Company had completed nine acquisitions of cable television systems that on such date passed approximately 520,000 homes and served approximately 354,000 basic subscribers. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

General

        The Company's revenues are primarily attributable to monthly subscription fees charged to basic subscribers for the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming) as well as monthly charges for customer equipment rental and installation fees. Premium revenues consist of monthly subscription fees for programming provided in packages on a per channel basis. Other revenues are derived from pay-per-view charges, late payment fees, advertising revenues and commissions related to the sale of goods by home shopping services. The Company generated significant increases in revenues for each of the past two years and for the period ended December 31, 1996, substantially due to acquisitions. The following table sets forth for the periods indicated the percentage of the Company's total revenues attributable to the sources indicated:


                                        1998            1997            1996
                                        ----            ----            ----
                Basic revenues          80.0%           81.0%           80.0%
                Premium revenues        15.0%            9.0%            8.0%
                Other revenues           5.0%           10.0%           12.0%
                                       ------          ------          ------
                                       100.0%          100.0%          100.0%
                                       ======          ======          ======

        The Company's operating expenses consist of service costs and selling, general, and administrative ("SGA") expenses directly attributable to the Systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the Company and improvements in the quality of programming. The Company believes that under the FCC's existing cable rate regulations, it will be able to increase its rates for cable television services to more than cover any increases in the costs of programming. However, competitive factors may limit the Company's ability to increase its rates. The Company benefits from its membership in a cooperative with over twelve million basic subscribers which provides its members with significant volume discounts from programming suppliers and cable equipment vendors. SGA expenses directly attributable to the Systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising sales and office administration.

        The Company relies on Mediacom Management for all of its strategic, managerial, financial and operational oversight and advice. In exchange for all such services, Mediacom Management is entitled to receive annual management fees from 4.0% to 5.0% of the annual gross revenues of the Company. Mediacom Management is also entitled to receive a fee of 0.5% or 1.0% of the purchase price of acquisitions made by the Company and such fees are included in other expenses. See Item 13: Certain Relationships and Related Transactions.
              -------------------------------------------------------

        EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or an alternative to the statement of cash flows as a measure of liquidity as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

        The high level of depreciation and amortization associated with the Company's acquisition activities as well as the interest expense related to its financing activities have caused the Company to report net losses in its limited operating history. The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

Results of Operations

        The following table sets forth the Company's historical percentage relationship to revenues of items in the consolidated statements of operations:


                                        Percentage of Revenues
                                        Year Ended December 31,

                                 1998            1997            1996
                                -------         -------         -------
Revenues
                                100.0%          100.0%          100.0%
Service costs
                                 33.9            31.5            27.9
SGA expenses                     19.8            15.3            17.2
Management fee expense            4.5             5.0             5.0
                                -------         -------         -------

EBITDA                           41.8%           48.2%           49.9%
Depreciation and amortization    50.9            43.3            39.9
                                -------         -------         -------

Operating income (loss)          (9.1%)           4.9%           10.0%
Interest expense                 18.6            27.4            28.2
Other expenses                    3.1             3.6            17.9
                                -------         -------         -------
Net loss                        (30.8%)         (26.1%)         (36.1%)
                                =======         =======         =======

        Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

        The following historical information for the years ended December 31, 1998 and 1997 includes the results of operations of the Lower Delaware System (acquired on June 24, 1997), the Sun City System (acquired on September 19,
1997), the Clearlake System (acquired on January 9, 1998), the Cablevision Systems (acquired on January 23, 1998), and the Caruthersville System (acquired on October 1, 1998) (collectively, the "Acquired Systems") only for that portion of the respective period that such cable television systems were owned by the Company. See Note 3 of the Company's audited consolidated financial statements.

        The Acquired Systems comprise a substantial portion of the Company's basic subscribers. At December 31, 1998, the Acquired Systems served approximately 328,350 basic subscribers, representing 92.8% of the approximately 354,000 subscribers served by the Company as of such date. Accordingly, the acquisitions of the Acquired Systems have had a significant impact on the results of operations for the year ended December 31, 1998, compared to the prior year. Consequently, the Company believes that any comparison of its results of operations between the years ended December 31, 1998 and 1997 are not indicative of the Company's results of operations in the future.

        Revenues increased to approximately $129.3 million for the year ended December 31, 1998, from approximately $17.6 million for the prior fiscal year principally due to: (i) the inclusion of the results of operations of the Lower Delaware System and the Sun City System for the full year ended December 31, 1998; (ii) the inclusion of the results of operations of the Clearlake System, the Cablevision Systems and the Caruthersville System from their respective acquisition dates; (iii) the implementation of average monthly basic service rate increases of approximately $3.34 per basic subscriber; and (iv) internal basic subscriber growth of approximately 2.5%.

        Service costs increased to approximately $43.8 million for the year ended December 31, 1998, from approximately $5.5 million for the prior fiscal year. Substantially all of this increase was due to the inclusion of the results of operations of the Acquired Systems. Of the service costs for the year ended December 31, 1998, approximately 72.0% were attributable to programming and copyright costs, 11.0% to technical personnel costs, and 17.0% to plant operating costs. Of the service costs for the prior fiscal year, approximately 70.0% were attributable to programming and copyright costs, 15.0% to technical personnel costs, and 15.0% to plant operating costs.

        SGA expenses increased to approximately $25.6 million for the year ended December 31, 1998, from approximately $2.7 million for the prior fiscal year. Substantially all of this increase was due to the inclusion of the results of operations of the Acquired Systems. Of the SGA expenses for the year ended December 31, 1998, 28.0% were attributable to customer service and administrative personnel costs, 23.0% to franchise fees, other fees and taxes, 12.0% to customer billing expenses, and 37.0% to marketing, advertising sales and office administration expenses. Of the SGA expenses for the prior fiscal year, approximately 36.0% were attributable to customer service and administrative personnel costs, 9.0% to franchise fees, other fees and taxes, 13.0% to customer billing expenses, and 42.0% to marketing, advertising sales and office administration expenses.

        Management fee expense increased to approximately $5.8 million for the year ended December 31, 1998, from approximately $0.9 million for the prior fiscal year due to the higher revenues generated in 1998.

        Depreciation and amortization expense increased to approximately $65.8 million for the year ended December 31, 1998, from approximately $7.6 million for the prior fiscal year.

        Due to the factors described above, the Company generated an operating loss of approximately $11.7 million for the year ended December 31, 1998, compared to operating income of $0.9 million for the prior fiscal year.

        Interest expense, net, increased to approximately $24.0 million for the year ended December 31, 1998, from approximately $4.8 million for the prior fiscal year. This increase was substantially due to the additional debt incurred in connection with the purchase of the Acquired Systems. Other expenses increased to approximately $4.1 million for the year ended December 31, 1998, from approximately $0.6 million for the prior fiscal year. This increase was substantially due to acquisition fees paid to Mediacom Management in connection with the acquisitions of the Clearlake System and the Cablevision Systems. Due to the factors described above, the net loss increased to approximately $39.8 million for the year ended December 31, 1998, from approximately $4.6 million for the prior fiscal year.

        EBITDA increased to approximately $54.1 million for the year ended December 31, 1998, from approximately $8.5 million for the prior fiscal year. This increase was substantially due to the inclusion of the results of operations of the Acquired Systems. EBITDA as a percentage of revenues decreased to 41.8% for the year ended December 31, 1998, from 48.3% for the prior fiscal year. This decrease was principally due to the higher programming costs and SGA expenses of the Acquired Systems in relation to the revenues generated by such cable television systems.


        Year Ended December 31, 1997 Compared to the Period from March 12, 1996 (commencement of operations) to December 31, 1996

        The following historical information includes the results of operations of the Ridgecrest System (acquired on March 12, 1996, which is the date of commencement of operations of the Company), the Kern Valley System (acquired on June 28, 1996), the Valley Center and Nogales Systems (acquired on December 27,
1996), the Lower Delaware System (acquired on June 24, 1997) and the Sun City System (acquired on September 19, 1997) only for that portion of the respective period that such Systems were owned by the Company. See Item I: Business--
                                                        ------------------
Development of the Systems and Note 3 of the Company's audited consolidated
--------------------------
financial statements.

        The results of operations of the Company for the year ended December 31, 1997, were impacted by the inclusion of: (i) the full year of results of operations of the Ridgecrest System, the Kern Valley System, the Nogales System and the Valley Center System (collectively, the "1996 Systems"); (ii) the results of operations of the Lower Delaware System from the date of its acquisition on June 24, 1997; and (iii) the results of operations of the Sun City System from the date of its acquisition on September 19, 1997. Revenues increased to approximately $17.6 million for the year ended December 31, 1997, from approximately $5.4 million for the period ended December 31, 1996.

        Service costs increased to approximately $5.5 million for the year ended December 31, 1997, from approximately $1.5 million for the period ended December 31, 1996. Substantially all of this increase was due to the inclusion of the results of operations of the aforementioned acquisitions in 1997 and the full year of results of operations of the 1996 Systems. Of the service costs for the year ended December 31, 1997, approximately 70.0% were attributable to programming and copyright costs, 15.0% to technical personnel costs, and 15.0% to plant operations. Of the service costs for the period ended December 31, 1996, approximately 72.0% were attributed to programming and copyright costs, 13.0% to technical personnel costs and 15.0% to plant operating costs.

        SGA expenses increased to approximately $2.7 million for the year ended December 31, 1997, from approximately $0.9 million for the period ended December 31, 1996. Substantially all of this increase was due to the inclusion of the results of operations of the aforementioned acquisitions in 1997 and the full year of results of operations of the 1996 Systems. Of the SGA expenses for the year ended 1997, approximately 36.0% were attributed to customer service and administrative personnel costs, 9.0% to franchise fees, other fees and taxes, 13.0% to customer billing expenses and 42.0% to marketing, advertising sales and office administrative expenses. Of the SGA expenses for the period ended December 31, 1996, approximately 28.0% were attributed to customer billing service and administrative personnel costs, 8.0% to franchise fees and other fees and taxes, 10.0% to customer billing expenses and 54.0% to marketing, advertising sales and office administrative expenses.

        Management fee expense increased to approximately $0.9 million for the year ended December 31, 1997, from approximately $0.3 million for the period ended December 31, 1996, due to the higher revenues generated in 1997.

        Depreciation and amortization expense increased to approximately $7.6 million for the year ended December 31, 1997, from approximately $2.2 million for the period ended December 31, 1996. This increase was substantially due to the inclusion of the results of operations of the aforementioned acquisitions in 1997 and the 1996 Systems.

        Due to the factors described above, the Company generated operating income of approximately $0.9 million for the year ended December 31, 1997, compared to approximately $0.5 million for the period ended December 31, 1996.

        Interest expense increased to approximately $4.8 million for the year ended December 31, 1997, from approximately $1.5 million for the period ended December 31, 1996. This increase was principally due to the increased levels of debt incurred in connection with the aforementioned acquisitions in 1997. Other expenses decreased to approximately $0.6 million for the year ended December 31, 1997, from approximately $1.0 million for the period ended December 31, 1996. This decrease was principally due to pre-acquisition expenses recorded in 1996. Due to the factors described above, the net loss increased to approximately $4.6 million for the year ended December 31, 1997, from approximately $2.0 million for the period ended December 31, 1996.

        EBITDA increased to approximately $8.5 million for the year ended December 31, 1997, from approximately $2.7 million for the period ended December 31, 1996. This increase was substantially due to the inclusion of the results of operations of the aforementioned acquisitions in 1997 and the results of operations for the full year of the 1996 Systems. EBITDA as a percentage of revenues decreased to 48.3% for the year ended December 31, 1997, from 49.9% for the period ended December 31, 1996. This decrease was principally due to the higher programming costs of the Systems acquired during 1997 in relation to the revenues generated by such cable television systems.

Selected Pro Forma Results

        The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The following financial information for the three months and for the years ended December 31, 1998, and 1997, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1997. See
Note 3 to the Company's audited consolidated financial statements for a description of the Company's acquisitions in 1997 and 1998.

                                  Three Months Ended                      Year Ended
                                  ------------------                      ----------
                                      December 31,                        December 31,
                                      ------------                        ------------
                                  1998          1997                 1998              1997
                                ---------    ---------            ----------        ----------
                                        (dollars in thousands, except per subscriber data)
Revenues                        $  34,923    $  30,757            $  136,148        $  120,511
Costs and expenses:
  Service costs                    10,973       12,477                46,408            48,849
  SGA expenses                      7,493        7,171                26,501            27,845
  Management fee expense            1,458          723                 6,071             1,480
                                ---------    ---------            ----------        ----------
EBITDA                          $  14,999    $  10,386            $   57,168        $   42,337
                                =========    =========            ==========        ==========
EBITDA margin(1)                     42.9%      33.8%                 42.0%             35.1%
Basic subscribers(2)               354,000    345,525               354,000           345,525
Average monthly revenue
  per basic subscriber(3)           $32.88     $29.67                $32.88            $29.67

----------
(1) Represents EBITDA as a percentage of revenues.
(2) As of end of period.
(3) Represents average monthly revenues for the three months ended December 31, 1998 divided by the number of basic subscribers at the end of the period.


        Pro Forma Results for the Year Ended December 31, 1998 Compared to Pro Forma Results for the Year Ended December 31, 1997

        Revenues increased to approximately $136.1 million for the year ended December 31, 1998, from approximately $120.5 million for the prior fiscal year. This increase was attributable principally to internal subscriber growth of approximately 2.5% and higher average monthly revenue per subscriber.

        Service costs and SGA expenses in the aggregate decreased to approximately $72.9 million for the year ended 1998 from approximately $76.7 million for the prior fiscal year. This decrease was principally due to the allocation in 1997 of annual corporate overhead expenses and employee stock expense of the previous owners of the Acquired Systems, offset by an increase in management fee expense to approximately $6.1 million for the year ended 1998 from approximately $1.5 million for the prior fiscal year. This increase in management fee expense was due to the higher revenues generated in 1998.

        EBITDA increased to approximately $57.2 million for the year ended 1998 from approximately $42.3 million for the prior fiscal year. EBITDA as a percentage of revenues increased to 42.0% for the year ended 1998 period from 35.1% for the prior fiscal year. This increase was due to internal subscriber growth, higher average monthly revenue per subscriber, and the aforementioned decrease in service costs and SGA expenses, offset by an increase in management fee expense.

        Actual Results for Three Months Ended December 31, 1998 Compared to Pro Forma Results for Three Months Ended December 31, 1997.

        Revenues increased to approximately $34.9 million for the three months ended December 31, 1998, from approximately $30.8 million for the corresponding period of 1997. This increase was attributable principally to internal subscriber growth of approximately 2.5% and higher average monthly revenue per subscriber.

        Service costs and SGA expenses in the aggregate decreased to approximately $18.5 million for the 1998 period from approximately $19.6 million for the corresponding period of 1997. This decrease was principally due to the allocation in the 1997 period of annual corporate overhead expenses and employee stock expense of the previous owners of the Acquired Systems, offset by an increase in management fee expense to approximately $1.5 million for the 1998 period from approximately $0.7 million for the corresponding period of 1997. This increase in management fee expense was due to the higher revenues generated in the 1998 period.

        EBITDA increased to approximately $15.0 million for the 1998 period from approximately $10.4 million for the corresponding period of 1997. EBITDA as a percentage of revenues increased to 42.9% for the 1998 period from 33.8% for the corresponding period of 1997. The increase was due to internal subscriber growth, higher average monthly revenue per subscriber, and the aforementioned decrease in service costs and SGA expenses, offset by the increase in management fee expense.

        The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the Acquired Systems been consummated on January 1, 1997.

Liquidity and Capital Resources

        The cable television business is a capital intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. In addition, the Company has pursued, and continues to pursue, a business strategy that includes selective acquisitions. The Company has funded its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through these same sources.

        During 1997 and 1998, the Company upgraded certain Systems serving approximately 129,800 basic subscribers as of December 31, 1998. During the third quarter of 1998, the Company modified its previously announced five-year capital improvement program by accelerating its planned completion date to June 30, 2000. Moreover, various projects that were originally scheduled to be upgraded to 550MHz bandwidth capacity are being redesigned at 750MHz capacity, with two-way capability, and greater utilization of fiber optic technology. This accelerated program will enable the Company to deliver digital cable television and high-speed cable modem service earlier and more widespread than previously planned, beginning in 1999. Upon the program's anticipated completion in June 30, 2000, the Company expects that over 85% of its customer base will be served by Systems with 550MHz to 750MHz bandwidth capacity. For the year ended December 31, 1997, the Company's capital expenditures (other than those related toacquisitions) were $4.7 million. As a result of the Company's accelerated capital improvement program, total capital expenditures (other than those related to acquisitions) were approximately $53.7 million for 1998. In addition, the Company plans to spend approximately $63.0 million in 1999. The Company intends to utilize cash generated from operations and its available unused credit commitments under its bank credit facilities, as described below, to fund the foregoing capital expenditures.

        From the Company's commencement of operations in March 1996 through December 31, 1997, the Company invested approximately $97.8 million (before closing costs) to acquire cable television systems serving approximately 65,250 basic subscribers as of December 31, 1998. In 1998, the Company invested approximately $334.6 million (before closing costs) to acquire cable television systems serving approximately 288,750 basic subscribers as of December 31, 1998. In the aggregate, the Company has invested approximately $432.4 million (before closing costs) to acquire the Systems.

        On January 9, 1998, the Company completed the acquisition of the Clearlake System, serving approximately 17,200 subscribers on such date, for a purchase price of $21.4 million (before closing costs). The acquisition of the Clearlake System and related closing costs and adjustments were financed with cash on hand and borrowings under the Company's bank credit facilities. See Notes 3 and 8 to the Company's audited consolidated financial statements.

        On January 23, 1998, the Company completed the acquisition of the Cablevision Systems, serving approximately 260,100 subscribers on such date, for a purchase price of approximately $308.2 million (before closing costs). The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with: (i) $211.0 million of borrowings under the Company's bank credit facilities; (ii) the proceeds of $20.0 million aggregate principal amount of the notes issued by the Company to a bank (the "Holding Company Notes"); and
(iii) $94.0 million of equity capital contributed to Mediacom by its members. On April 1, 1998, the Holding Company Notes were repaid in full from the net proceeds of the 8 1/2% Senior Notes offering (see below). See Notes 1, 3 and 8 to the Company's audited consolidated financial statements.

        On October 1, 1998, the Company acquired the assets of a cable television system serving approximately 3,800 subscribers in Caruthersville, Missouri, for a purchase price of $5.0 million (before closing costs). The acquisition of the Caruthersville System was financed with cash on hand and borrowings under the Company's bank credit facilities. See Notes 3 and 8 to the Company's audited consolidated financial statements.

        Mediacom is a limited liability company that serves as the holding company for its various subsidiaries, each of which is also a limited liability company. The Company's financing strategy is to raise equity from its members and issue public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital, principally in the commercial bank market, through two stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

        Financings of the subsidiaries are currently effected through two stand-alone borrowing groups, each with separate lending groups. The credit arrangements in these borrowing groups are non-recourse to Mediacom, have no cross-default provisions relating directly to each other, have different revolving credit and term periods and contain separately negotiated covenants tailored for each borrowing group. These credit arrangements permit the subsidiaries, subject to covenant restrictions, to make distributions to Mediacom. As of December 31, 1998, the Company was in compliance with all of the financial and other covenants provided for in its bank credit agreements.

        As of December 31, 1998, in order to finance its working capital requirements, capital expenditures and acquisitions and to provide liquidity for future capital requirements, the Company had completed the following financing arrangements: (i) a $100.0 million bank credit facility expiring in September 2005; (ii) a $225.0 million bank credit facility expiring in September 2006;
(iii) a seller note in the original principal amount of $2.8 million issued in connection with the acquisition of a cable television system; (iv) $200.0 million offering of 8 1/2% Senior Notes (see below); and (v) $125.0 million of equity capital invested in Mediacom by the members of Mediacom. See Notes 1 and 8 to the Company's audited consolidated financial statements.

        On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200.0 million aggregate principal amount of 8 1/2% Senior Notes (the "8 1/2% Senior Notes") due on April 15, 2008. Mediacom used approximately $20.0 million of the net proceeds of this offering to repay in full the principal amount of the Holding Company Notes. The remaining net proceeds of approximately $173.5 million were used to repay a portion of outstanding indebtedness under the Company's bank credit facilities.

        As of December 31, 1998 the Company had entered into interest rate swap agreements to hedge a notional amount of $60.0 million of borrowings under the Company's bank credit facilities, which expire from 1999 through 2002. As a result of the Company's interest rate swap agreements, and after giving pro forma effect to the issuance of the 8 1/2% Senior Notes, approximately 78.0% of the Company's indebtedness was at fixed interest rates or subject to interest rate protection as of December 31, 1998.

        As a result of the financing transactions described above, as of December 31, 1998, the Company had the ability to borrow up to approximately $189.9 million under the Company's bank credit facilities, all of which could have been borrowed and distributed to Mediacom under the most restrictive covenants in the Company's bank credit agreements. For the three months ended December 31, 1998, the weighted average interest rate on all indebtedness outstanding under the Company's bank credit facilities was approximately 6.9% before giving effect to the aforementioned interest rate swap agreements, and 7.2% after giving effect to said interest rate swap agreements.

        On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125 million aggregate principal amount of 7 7/8% Senior Notes (the "7 7/8% Senior Notes") due February 2011. The net proceeds from this offering of approximately $121.9 million were used to repay a substantial portion of outstanding indebtedness under the Company's bank credit facilities. Interest on the 7 7/8% Senior Notes will be payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999. After giving pro forma effect to the offering of the 7 7/8% Senior Notes and use of net proceeds therefrom, as of December 31, 1998, the Company would have had approximately $311.6 million of unused credit commitments, all of which could have been borrowed and distributed to Mediacom under the most restrictive covenants in the Company's bank credit agreements.

        The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, it is negotiating with prospective sellers to acquire additional cable television systems. If definitive agreements for all such potential acquisitions are executed, and if such acquisitions are then consummated, the Company's customer base would approximately double in size. These acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. Financing for these potential transactions has not been determined; however, if such acquisitions are consummated, the Company believes its total indebtedness would substantially increase. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

        Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations. There can be no assurance that the Company will be able to refinance its indebtedness or obtain new financing in the future or, if the Company were able to do so, that the terms would be favorable to the Company.

Recent Accounting Pronouncements

        In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standard No. 132, "Employer's Disclosure about Pension and Other Post Retirement Benefits" which are effective for the Company's fiscal 1998 financial statements. During the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Company had no items of comprehensive income. Refer to Note 13 of the Company's audited consolidated financial statements for disclosure about segments and other related information. Additionally, the Company does not have any defined benefit plans, therefore, additional disclosures are not applicable to the notes of the financial statements.

        In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Position 98-5, "Reporting on the Costs of Start up Activities" ("SOP 98-5") were issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 1999 but has not quantified the impact or not yet determined the timing or method of the adoption. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include preopening costs, preoperating costs, organization costs, and start-up costs. The Company will adopt SOP 98-5 in fiscal 1999. As of December 31, 1998, the Company had approximately $2.8 million of organization costs on its balance sheet. In accordance with SOP 98-5, these organization costs will be reported as a cumulative effect of a change in accounting principle in fiscal 1999.

Inflation and Changing Prices

        The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes are not expected to have a material effect on the Company's results of operations.

Year 2000

        The Company has formed a Year 2000 program management team responsible for overseeing, coordinating and reporting on the Year 2000 remediation efforts. The Company has implemented a company-wide effort to assess and remediate its computer systems, related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. Such Year 2000 remediation efforts include an assessment of the most critical systems, such as customer service and billing systems, headend facilities, business support operations, and other equipment and facilities. The Company is also verifying the Year 2000 readiness of its significant suppliers and vendors.

        The program management team has defined a four-step approach to determining the Year 2000 readiness of the Company's internal systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair, and testing of systems, software, and equipment, as follows:

Phase 1: Assessment -- involves the inventory of all systems, software and equipment and the identification of any Year 2000 issues.

Phase 2: Remediation -- involves repairing, upgrading and/or replacing any non-compliant equipment and systems.

Phase 3: Testing -- involves testing systems, software, and equipment for Year
         2000 readiness, or in certain cases, relying on test results provided to the Company.

Phase 4: Implementation -- involves placing compliant systems, software and equipment into production or service.

        The following is the status of the Year 2000 readiness project as of December 31, 1998: Phase 1 was substantially complete, with final completion by April 1999; Phase 2 was underway with final completion expected by June 1999; and Phases 3 and 4 are in the early stages, with final completion expected by September 1999.

        The completion dates set forth above are based on current expectations. However, due to the uncertainties inherent in Year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

        Third Party Systems, Software and Equipment

        The program management team is surveying the Company's significant third-party vendors and suppliers whose systems, services or products are important to its operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The Year 2000 readiness of such providers is critical to the continued provision of cable television service without interruptions. The project management team has received information that the most critical systems, services or products supplied to its cable television systems by third-parties are either Year 2000 ready or are expected to be Year 2000 ready by mid-1999. The project management team is currently developing contingency plans for systems provided by vendors who have not responded to its surveys or systems that may not be Year 2000 ready in a timely fashion.

        In addition to the survey process described above, the project management team has identified the Company's most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' Year 2000 readiness. Such verification includes reviewing vendors' test and other data and engaging in regular communications with vendors' Year 2000 teams. The Company is currently testing to validate the Year 2000 compliance of certain critical products and services.

        Costs

        As of December 31, 1998, Year 2000 costs incurred were not material. Although no assurances can be given, the Company currently expects that the total projected costs associated with the Year 2000 program will be less than $350,000.

        Contingency Plans

        The failure to correct a material Year 2000 problem could result in an interruption or failure of certain important business operations. The Company believes that its Year 2000 program will significantly reduce risks associated with the changeover to the Year 2000 and is currently developing certain contingency plans to minimize the effect of any potential Year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that the Company has deemed critical in regard to customer service, business operations, financial impact or safety.

        The failure of addressable controllers contained in the headend facilities could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, the Company expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the program suppliers, premium and pay-per-view channels would not likely be transmitted until the addressable controller share had been repaired.

        A failure of the services provided by the Company's billing systems service provider could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. The Company plans to prepare electronic backup records of its customer billing information prior to the Year 2000 to allow for data recovery as its first step to remedy this situation in the event of billing systems failure. The Company will continue to monitor the Year 2000 readiness of its customer-billing supplier.

        Advertising revenue could be adversely affected by the failure of certain advertising insertion equipment which could impede or prevent the insertion of advertising spots in cable television programming. The Company anticipates that it can minimize such effect by manually resetting the dates each day until the equipment is repaired.

        The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of December 31, 1998, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $60.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit facilities. Under the terms of the Swaps, which expire from 1999 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties of Swaps. The fair value of the Swaps is the estimated amount that the Company would receive or pay to terminate the Swaps, taking into account current interest rates and the current creditworthiness of the Swap counterparties. The Company would have paid approximately $1.5 million at December 31, 1998 to terminate the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Notes 8 and 12 to the Company's audited consolidated financial statements.

                                                      Expected Maturity
                                 ---------------------------------------------------------
                                                 (All dollar amounts in 000's)
                                  1999      2000     2001     2002     2003     Thereafter        Total         Fair Value
                                 ------    ------   ------   ------   ------    ----------        -----         ----------
Fixed rate                       $  -      $  -     $  -     $  -     $  -      $203,480        $203,480        $207,980
Weighted average
  interest rate                     -         -        -        -        -          8.5%            8.5%

Variable rate                    $2,000    $2,300   $6,600   $9,500   $13,600   $100,425        $134,425        $134,425
Weighted average
  interest rate                    6.9%      6.9%     6.9%     6.9%      6.9%       6.9%            6.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's audited consolidated financial statements, and related notes thereto, and the report of the Company's independent public accountants follow.


                         MEDIACOM LLC AND SUBSIDIARIES
                         -----------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants                                                36

Consolidated Balance Sheets as of December 31, 1998 and 1997                            37

Consolidated Statements of Operations for the Years Ended December 31, 1998 and
1997, for the Period from Commencement of Operations (March 12, 1996) to
December 31, 1996, and for the Period from January 1, 1996 through March 11, 1996       38

Consolidated Statements of Changes in Members' Equity for the Years Ended December
31, 1998 and 1997, and for the Period from Commencement of Operations (March 12,
1996) to December 31, 1996                                                              39

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and
1997, for the Period from Commencement of Operations (March 12, 1996) to
December 31, 1996, and for the Period from January 1, 1996 through March 11, 1996       40

Notes to Consolidated Financial Statements                                              41

Valuation and Qualifying Accounts                                                       52


                         MEDIACOM CAPITAL CORPORATION
                         ----------------------------

                         INDEX TO FINANCIAL STATEMENT
                         ----------------------------

Report of Independent Public Accountants                                                53

Balance Sheet as of December 31, 1998                                                   54

Notes to Balance Sheet                                                                  55

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mediacom LLC:

We have audited the accompanying consolidated balance sheets of Mediacom LLC (a New York limited liability company) and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, changes in members' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from the commencement of operations (March 12, 1996) to December 31, 1996 and the statements of operations and cash flows from the period January 1, 1996 through March 11, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediacom LLC and its subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations, members' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from commencement of operations (March 12, 1996) to December 31, 1996 and the statements of operations and cash flows from the period January 1, 1996 through March 11, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



Stamford, Connecticut
March 5, 1999

                          MEDIACOM LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)


                                                                                             December 31,
                                                                                           -----------------
                                                                                           1998         1997
                                                                                           ----         ----

                                       ASSETS

Cash and cash equivalents                                                              $   2,212    $  1,027
Subscriber accounts receivable, net of allowance for doubtful accounts of $298
   in 1998 and $56 in 1997                                                                 2,512         618
Prepaid expenses and other assets                                                          1,712       1,358
Investment in cable television systems:
   Inventory                                                                               8,240       1,032
   Property, plant and equipment, at cost                                                314,627      51,735
   Less - accumulated depreciation                                                       (45,423)     (5,737)
                                                                                       ----------   --------
       Property, plant and equipment, net                                                269,204      45,998

   Intangible assets, net of accumulated amortization of $25,578 in 1998 and
     $3,377 in 1997                                                                      148,897      47,859
                                                                                       ----------   --------
Total investment in cable television systems                                             426,341      94,889

Other assets, net of accumulated amortization of $4,583 in 1998 and $627 in 1997          18,375       4,899
                                                                                       ----------   --------
       Total assets                                                                    $ 451,152    $102,791
                                                                                       ==========   ========

                      LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Debt                                                                                    $337,905   $  72,768
Accounts payable                                                                           2,678         853
Accrued expenses                                                                          29,446       4,021
Subscriber advances                                                                        1,510         603
Management fees payable                                                                      962         105
                                                                                       ----------   --------
       Total liabilities                                                                 372,501      78,350
                                                                                       ----------   --------
MEMBERS' EQUITY
Capital contributions                                                                    124,990      30,990
Accumulated deficit                                                                      (46,339)     (6,549)
                                                                                       ----------   --------
       Total members' equity                                                              78,651      24,441
                                                                                       ----------   --------
       Total liabilities and members' equity                                            $451,152    $102,791
                                                                                       ==========   =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (All dollar amounts in 000's)

                                                   The Company                                Predecessor
                                    ==============================================          ===============
                                                                     March 12,
                                                                       1996
                                                                      through               January 1, 1996
                                    Year Ended December 31,         December 31,                 through
                                       1998            1997            1996                  March 11, 1996
                                     ---------        -------        --------               ---------------
Revenues                             $129,297         $17,634        $  5,411                       $1,038
Costs and expenses:
   Service costs                       43,849           5,547           1,511                          297
   Selling, general, and
      administrative expenses          25,596           2,696             931                          222
   Management fee expense               5,797             882             270                           52
   Depreciation and amortization       65,793           7,636           2,157                          527
                                     ---------        -------        --------               ---------------
Operating income (loss)               (11,738)            873             542                          (60)
                                     ---------        -------        --------               ---------------
Interest expense, net                  23,994           4,829           1,528                          201
Other expenses                          4,058             640             967                            -
                                     ---------        -------        --------               ---------------
Net loss                             $(39,790)        $(4,596)        $(1,953)                      $ (261)
                                     =========        =======        ========               ===============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                          (All dollar amounts in 000's)


Balance, Commencement of Operations (March 12, 1996)                   $  5,490

       Capital Contributions                                              1,000

       Net Loss                                                          (1,953)
                                                                       --------
Balance, December 31, 1996                                                4,537

       Capital Contributions                                             24,500

       Net Loss                                                          (4,596)
                                                                       --------
Balance, December 31, 1997                                               24,441

       Capital Contributions                                             94,000

       Net Loss                                                         (39,790)
                                                                       --------
Balance, December 31, 1998                                              $78,651
                                                                       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)

                                                                      The Company                   Predecessor
                                                       =========================================    ===========
                                                                                       March 12,     January 1,
                                                                                          1996         1996
                                                                                        through       through
                                                       Year Ended December 31,        December 31,    March 11,
                                                          1998            1997           1996           1996
                                                        --------        -------        --------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $(39,790)       $(4,596)       $(1,953)      $  (261)
   Adjustments to reconcile net loss to net cash
   flows from operating
   activities:
     Accretion of interest on seller note                    287            264            129             -
     Depreciation and amortization                        65,793          7,636          2,157           527
     Changes in assets and liabilities, net of effects
       from acquisitions:
       Increase in subscriber
         accounts receivable                              (1,437)          (351)          (267)          (40)
       Decrease (increase) in prepaid
         expenses and other assets                           329            (34)        (1,323)            -
       Increase (decrease) in accounts payable             1,822           (242)           514             -
       Increase in accrued expenses                       24,843          3,762            840             -
       Increase in subscriber advances                       852            498            105             -
       Increase in management fees payable                   857             70             35             -
                                                        --------        -------        -------       -------
     Net cash flows from operating activities             53,556          7,007            237           226
                                                        --------        -------        -------       -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                  (53,721)        (4,699)          (671)          (86)
   Acquisitions of cable television systems             (343,330)       (54,842)       (44,539)            -
   Other, net                                                (34)          (467)           (47)            -
                                                        --------        -------        -------       -------
     Net cash flows used in investing activities        (397,085)       (60,008)       (45,257)          (86)
                                                        --------        -------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New borrowings                                        488,200         72,225         39,200             -
   Repayment of debt                                    (223,350)       (40,250)        (1,600)            -
   Increase in seller note                                     -              -          2,800             -
   Capital contributions                                  94,000         24,500          6,490             -
   Financing costs                                       (14,136)        (2,843)        (1,474)            -
                                                        --------        -------        -------       -------
     Net cash flows from financing activities            344,714         53,632         45,416             -
                                                        --------        -------        -------       -------

     Net increase in cash and cash equivalents            1,185             631            396           140

CASH AND CASH EQUIVALENTS, beginning of period            1,027             396              -           266
                                                        --------        -------        -------       -------
CASH AND CASH EQUIVALENTS, end of period                $ 2,212         $ 1,027        $   396        $  406
                                                        ========        =======        =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for interest             $  21,127        $  4,485        $ 1,190        $  201

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)

(1)     The Limited Liability Company:

        Organization

        Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, was formed on July 17, 1995 and initially conducted its affairs pursuant to an operating agreement dated March 12, 1996 (the "1996 Operating Agreement"). On March 31 and June 16, 1997, the 1996 Operating Agreement was amended and restated upon the admission of new members to Mediacom (the "1997 Operating Agreement"). On January 20, 1998, the 1997 Operating Agreement was amended and restated upon the admission of additional members to Mediacom (the "1998 Operating Agreement"). As of December 31, 1998, the Company had acquired and was operating cable television systems in fourteen states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina. (See Note 3).

        Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of 8 1/2% Senior Notes due 2008 (the "8 1/2% Senior Notes"), which were issued on April 1, 1998. Mediacom Capital has nominal assets and does not conduct operations of its own. The 8 1/2% Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the 8 1/2% Senior Notes.

        Capitalization

        The Company was initially capitalized on March 12, 1996, with equity contributions of $5,445 from Mediacom's members and $45 from Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation. On June 28, 1996, Mediacom received additional equity contributions of $1,000 from an existing member.

        On June 22 and September 18, 1997, Mediacom received additional equity contributions of $19,500 and $5,000, respectively, from its members. On January 22, 1998, Mediacom received additional equity contributions of $94,000 from its members.

        Allocation of Losses, Profits and Distributions

        For 1996, pursuant to the 1996 Operating Agreement, net losses were allocated 98% to the manager as defined in the operating agreements (the "Manager") and the balance to the other members ratably in accordance with their respective membership units. For 1997, pursuant to the 1997 Operating Agreement, net losses were allocated first to the Manager and the balance to the other members ratably in accordance with their respective membership units. For 1998, pursuant to the 1998 Operating Agreement, net losses are to be allocated first to the Manager; second, to the member owning the largest number of membership units in Mediacom; and third, to the members, other than the Manager, ratably in accordance with their respective positive capital account balances and membership units.

        Profits are allocated first to the members to the extent of their deficit capital account; second, to the members to the extent of their preferred capital; third, to the members (including the Manager) until they receive an 8% preferred return on their preferred capital (the "Preferred Return"); fourth, to the Manager until the Manager receives an amount equal to 25% of the amount provided to deliver the Preferred Return to all members; the balance, 80% to the members (including the Manager) in proportion to their respective membership units and 20% to the Manager. The 1997 Operating Agreement increased the Preferred Return from 8% to 12%.

        Distributions are made first to the members (including the Manager) in proportion to their respective membership units until they receive amounts equal to their preferred capital; second, to the members (including the Manager) in proportion to their percentage interests until all members receive the Preferred Return; third, to the Manager until the Manager receives 25% of the amount provided to deliver the Preferred Return; the balance, 80% to the members (including the Manager) in proportion to their percentage interests and 20% to the Manager.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)


        Redemption Rights

        Except as set forth below, no member has the right to have its membership interests redeemed or its capital contributions returned prior to dissolution of Mediacom. Pursuant to the 1998 Operating Agreement, each member has the right to require Mediacom to redeem its membership interests at any time if the holding of such interests exceeds the amount permitted, or is otherwise prohibited or becomes unduly burdensome, by any law to which such member is subject, or, in the case of any member which is a Small Business Investment Company as defined in and subject to regulation under the Small Business Investment Act of 1958, as amended, upon a change in the Company's principal business activities to an activity not eligible for investment by a Small Business Investment Company or a change in the reported use of proceeds of a member's investment in Mediacom. If Mediacom is unable to redeem for cash any or all of such membership interests at such time, Mediacom will issue as payment for such interests a junior subordinated promissory note with a five-year maturity date and deferred interest which accrues and compounds at an annual rate of 5% over the prime rate.

        In addition, in connection with the Company's acquisition of the Cablevision Systems on January 23, 1998 (See Note 3), the Federal Communications Commission (the "FCC") issued a transactional forbearance from its cross-ownership restrictions, effective for a period of one year, permitting a certain existing member (the "Transactional Member") to purchase additional units of membership interest in Mediacom. This temporary waiver was originally set to expire on January 23, 1999. However, on January 15, 1999, the FCC granted an extension of such waiver to July 23, 1999. If at the end of this extension, the Transactional Member's membership interest in Mediacom remains above the limitations imposed by the FCC's cross-ownership restrictions, Mediacom will be required to repurchase such number of the Transactional Member's units of membership interest which exceed the permissible ownership level. If such repurchase were to occur on July 23, 1999 (i.e., upon expiration of the transactional forbearance), and assuming no changes in the number of outstanding membership units of Mediacom and no changes in such cross-ownership rules, the repurchase price for such excess membership interests would be approximately $7,500 plus accrued interest.

        Duration and Dissolution

        Mediacom will be dissolved upon the first to occur of the following: (i) December 31, 2020; (ii) certain events of bankruptcy involving the Manager or the occurrence of any other event terminating the continued membership of the Manager, unless within one hundred eighty days after such event the Company is continued by the vote or written consent of no less than two-thirds of the remaining membership interests; or (iii) the entry of a decree of judicial dissolution.

(2)     Summary of Significant Accounting Policies:

        Basis of Preparation of Consolidated Financial Statements

        The consolidated financial statements include the accounts of Mediacom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The financial statements for the period from January 1, 1996, through March 11, 1996, and reflecting the results of operations and statement of cash flows, are referred to as the "Predecessor" financial statements. The Predecessor is Benchmark Acquisition Fund II Limited Partnership which owned the assets comprising the cable television system serving at the time of its acquisition by the Company 10,300 subscribers in Ridgecrest, California. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows of these two separate entities.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)

        Revenue Recognition

        Revenues are recognized in the period in which the related services are provided to the Company's subscribers.

        Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Concentration of Credit Risk

        The Company's accounts receivable is comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.

        Property, Plant and Equipment

        Property, plant and equipment is recorded at purchased and capitalized cost. Repairs and maintenance are charged to operations, and replacements, renewals and additions are capitalized. The Company capitalized a portion of salaries and overhead related to the installation of property, plant and equipment of approximately $6,548 and $681 in 1998 and 1997, respectively.

        The Company capitalizes interest on funds borrowed for projects under construction. Such interest is charged to property, plant and equipment and amortized over the approximate life of the related assets. Capitalized interest was approximately $1,014 in 1998.

        Depreciation is calculated on a straight-line basis over the following useful lives:

        Buildings                                       45 years
        Leasehold improvements                          Life of respective lease
        Cable systems and equipment                     5 to 10 years
        Subscriber devices                              5 years
        Vehicles                                        5 years
        Furniture, fixtures and office equipment        5 to 10 years

        Intangible Assets

        Intangible assets include franchising costs, goodwill, subscriber lists and covenants not to compete. Amortization of intangible assets is calculated on a straight-line basis over the following lives:

        Franchising costs                               15 years
        Goodwill                                        15 years
        Subscriber lists                                5 years
        Covenants not to compete                        3 to 7 years

        Impairment of Long-Lived Assets

        The Company follows the provisions of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity, be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There has been no impairment of long-lived assets of the Company under SFAS 121.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)


Other Assets

        Other assets include organizational and financing costs. In accordance with Statement of Position 98-5, organization costs of approximately $2,755 will be reported as a cumulative effect of a change in accounting principle in fiscal 1999. See Note 5. Organizational costs are being amortized on a straight-line basis over 5 years. Financing costs incurred to raise debt and equity capital are deferred and amortized on a straight-line basis over the expected term of such financings. Included in other assets are financing costs of approximately $14,136 and $3,963 as of December 31, 1998 and 1997, respectively.

        Income Taxes

        Since Mediacom is a limited liability company and the Predecessor is a limited partnership, they are not subject to federal or state income taxes, and no provision for income taxes relating to their statements of operations have been reflected in the accompanying financial statements. The members of Mediacom and the limited partners of the Predecessor are required to report their share of income or loss in their respective income tax returns.

 (3)    Acquisitions:

        The Company has completed the undernoted acquisitions (the "Acquired Systems") in 1998 and 1997. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these Acquired Systems have been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

        1998

        On January 9, 1998, Mediacom California LLC ("Mediacom California"), a subsidiary of Mediacom, acquired the assets of a cable television system serving approximately 17,200 subscribers in Clearlake, California and surrounding communities (the "Clearlake System") for a purchase price of $21,400. The purchase price has been preliminarily allocated as follows: $8,560 to property, plant and equipment, and $12,840 to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $226 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $370, which are included in accrued expenses. The acquisition of the Clearlake System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities. See Note 8.

        On January 23, 1998, Mediacom Southeast LLC, ("Mediacom Southeast"), a wholly-owned subsidiary of Mediacom, acquired the assets of cable television systems serving approximately 260,100 subscribers in various regions of the United States (the "Cablevision Systems") for a purchase price of $308,200. The purchase price has been allocated based on independent appraisal as follows:
$205,500 to property, plant and equipment, and $102,700 to intangible assets. Additionally, approximately $3,500 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of $3,750, which are included in accrued expenses. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with equity contributions, borrowings under the Company's bank credit facilities, and other bank debt. See Notes 1 and 8.

        On October 1, 1998, Mediacom Southeast acquired the assets of a cable television system serving approximately 3,800 subscribers in Caruthersville, Missouri (the "Caruthersville System") for a purchase price of $5,000. The purchase price has been preliminarily allocated as follows: $2,000 to property, plant and equipment, and $3,000 to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. The acquisition of the Caruthersville System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities. See Note 8.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)


        1997

        On June 24, 1997, Mediacom Delaware LLC ("Mediacom Delaware"), a wholly-owned subsidiary of Mediacom, acquired the assets of cable television systems serving approximately 29,300 subscribers in lower Delaware and southwestern Maryland (the "Lower Delaware System") for a purchase price of $42,600. The purchase price has been allocated as follows: $21,300 to property, plant and equipment, and $21,300 to intangible assets. Additionally, $409 of direct acquisition costs has been allocated to other assets.

        On September 19, 1997, Mediacom California acquired the assets of a cable television system serving approximately 9,600 subscribers in Sun City, California (the "Sun City System") for a purchase price of $11,500. The purchase price has been allocated as follows: $7,150 to property, plant and equipment, and $4,350 to intangible assets. Additionally, $52 of direct acquisition costs has been allocated to other assets.

(4)     Pro Forma Results:

        Summarized below are the pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of the Acquired Systems had been consummated as of January 1, 1997. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense. The pro forma results may not be indicative of the results that would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.


                           1998            1997
        Revenue         $ 136,148       $ 120,511
        Operating loss    (11,809)        (15,352)
        Net loss        $ (41,340)      $ (42,921)

(5)     Recent Accounting Pronouncements:

        In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standard No. 132, "Employer's Disclosure about Pension and Other Post Retirement Benefits" which are effective for the Company's fiscal 1998 financial statements. During the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Company had no items of comprehensive income. Refer to Note 13 of the consolidated financial statements for disclosure about segments and other related information. Additionally, the Company does not have any defined benefit plans, therefore, additional disclosures are not applicable to the notes of the financial statements.

        In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Position 98-5, "Reporting on the Costs of Start up Activities" ("SOP 98-5") were issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 1999 but has not quantified the impact or not yet determined the timing or method of the adoption. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include preopening costs, preoperating costs, organization costs, and start-up costs. The Company will adopt SOP 98-5 in fiscal 1999. As of December 31, 1998, the Company had approximately $2,800 of organization costs on its balance sheet. In accordance with SOP 98-5, these organization costs will be reported as a cumulative effect of a change in accounting principle in fiscal 1999.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)

(6)     Property, Plant and Equipment:

        As of December 31, 1998 and 1997, property, plant and equipment consisted of:


                                                          1998          1997
                                                      ---------       --------
      Land and land improvements                      $     341       $    108
      Buildings and leasehold improvements                5,731            337
      Cable systems, equipment and subscriber devices   300,051         49,071
      Vehicles                                            5,051          1,135
      Furniture, fixtures and office equipment            3,453          1,084
                                                      ---------       --------
                                                      $ 314,627       $ 51,735
      Accumulated depreciation                          (45,423)        (5,737)
                                                      ---------       --------
                                                      $ 269,204       $ 45,998
                                                      =========       ========
(7)     Intangible Assets:

        The following table summarizes the net asset value for each intangible asset category as of December 31, 1998 and 1997:

                                                Gross Asset                       Net Asset
                                                -----------                       ---------
        1998                                       Value       Amortization          Value
        ----                                       -----       ------------          -----
        Franchising costs                       $   87,509      $   7,983        $   79,526
        Goodwill                                     5,640            584             5,056
        Subscriber lists                            76,484          15,701           60,783
        Covenants not to compete                     4,842           1,310            3,532
                                                ----------      ----------       ----------
                                                $  174,475      $   25,578       $  148,897
                                                ==========      ==========       ==========
                                                Gross Asset                       Net Asset
                                                -----------                       ---------
        1997                                       Value       Amortization          Value
        ----                                       -----       ------------          -----
        Franchising costs                       $   22,181      $    1,732       $   20,449
        Goodwill                                     5,640             232            5,408
        Subscriber list                             18,573           1,085           17,488
        Covenants not to compete                     4,842             328            4,514
                                                ----------      ----------       ----------
                                                $   51,236      $    3,377       $   47,859
                                                ==========      ==========       ==========

(8)     Debt:

        As of December 31, 1998 and  1997, debt consisted of:

                                   1998            1997
                                ---------       ---------
Mediacom:
    8-1/2% Senior Notes (a)     $ 200,000       $       -

Subsidiaries:
    Bank Credit Facilities (b)    134,425          69,575
    Seller Note (c)                 3,480           3,193
                                ---------       ---------
                                $ 337,905       $  72,768
                                =========       =========

   (a) On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200,000 aggregate principal amount of 8 1/2% Senior Notes due on April 15, 2008. The 8 1/2% Senior Notes are unsecured obligations of the Company, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8 1/2% per annum, beginning from the date of issuance

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)



       and is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The 8 1/2% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

   (b) On January 23, 1998, Mediacom Southeast entered into an eight and one-half year, $225,000 reducing revolver and term loan agreement (the "Southeast Credit Facility"). On June 24, 1997, Mediacom California, Mediacom Delaware and Mediacom Arizona LLC, a wholly-owned subsidiary of Mediacom (collectively, the "Western Group"), entered into an eight and one-half year, $100,000 reducing revolver and term loan agreement (the "Western Credit Facility" and, together with the Southeast Credit Facility, the "Bank Credit Facilities"). At December 31, 1998, the aggregate commitments under the Bank Credit Facilities were $324,400. The Bank Credit Facilities are non-recourse to Mediacom and have no cross-default provisions relating directly to each other. The reducing revolving credit lines under the Bank Credit Facilities make available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 1998, ranging from 0.21% to 12.42% of the original commitment amount of the reducing revolver. The term loans under the Bank Credit Facilities are repaid in consecutive installments beginning September 30, 1998, ranging from 0.42% to 12.92% of the original term loan amount. The Bank Credit Facilities require mandatory reductions of the reducing revolvers and mandatory prepayments of the term loans from excess cash flow, as defined, beginning December 31, 1999. The Bank Credit Facilities provide for interest at varying rates based upon various borrowing options and the attainment of certain financial rations and for commitment fees of 3/8% to 1/2% per annum on the unused portion of available credit under the reducing revolver credit lines. The effective interest rates on outstanding debt under the Bank Credit Facilities were 7.2% and 8.8% for the three months ending December 31, 1998 and December 31, 1997, respectively, after giving effect to the interest rate swap agreements discussed below.

        The applicable margins for the respective borrowing rate options have the following ranges:

                Interest Rate Option            Margin Rate
                --------------------            ----------------
                Base Rate                       0.250% to 1.625%
                Eurodollar Rate                 1.250% to 2.625%

       The Bank Credit Facilities require Mediacom's subsidiaries to maintain compliance with certain financial covenants including, but not limited to, the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the pro forma debt service coverage ratio, as defined in the respective credit agreements. The Bank Credit Facilities also require Mediacom's subsidiaries to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants as of December 31, 1998.

       The Bank Credit Facilities are secured by Mediacom's pledge of all its ownership interests in the subsidiaries and a first priority lien on all the tangible and intangible assets of the operating subsidiaries, other than real property in the case of the Southeast Credit Facility. The indebtedness under the Bank Credit Facilities is guaranteed by Mediacom on a limited recourse basis to the extent of its ownership interests in the operating subsidiaries. At December 31, 1998, the Company had approximately $189,900 of unused commitments under the Bank Credit Facilities, all of which could have been borrowed by the operating subsidiaries for purposes of distributing such borrowed proceeds to Mediacom under the most restrictive covenants in the Company's bank credit agreements.

       As of December 31, 1998, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $60,000 is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Facilities. Any amounts paid or received due to swap arrangements are recorded as an

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)

       adjustment to interest expense. Under the terms of the Swaps, which expire from 1999 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

   (c) In connection with the acquisition of the Kern Valley System, the Western Group issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2,800, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the note and is payable at maturity or upon prepayment. For the five-year period ending June 28, 2001, the annual interest rate is 9.0%. After the initial five-year period, the annual interest rate increases to 15.0%, with an interest clawback for the first five years. After the initial seven-year period, the interest rate increases to 18.0%, with an interest clawback for the first seven years. The Company intends to prepay the Seller Note plus accrued interest on or before June 28, 2001, subject to prior approval by the parties to the Western Credit Facilities, which the Company believes it will obtain. The Company expects to repay the Seller Note with cash flow generated from operations and future borrowings. There are no penalties associated with prepayment of this note.

       The Seller Note agreement contains a debt incurrence covenant limiting the ability of the Western Group to incur additional indebtedness. The Seller Note is subordinated and junior in right of payment to all senior obligations, as defined in the Western Credit Facility.

The stated maturities of all debt outstanding as of December 31, 1998, are as follows:

                        1999            $  2,000
                        2000               2,300
                        2001               6,600
                        2002               9,500
                        2003              13,600
                        Thereafter       303,905
                                        --------
                                        $337,905
                                        ========

(9)     Related Party Transactions:

        Separate management agreements with each of Mediacom's subsidiaries provide for Mediacom Management to be paid compensation for management services performed for the Company. Under such agreements, Mediacom Management, which is wholly-owned by the Manager, is entitled to receive annual management fees calculated as follows: (i) 5.0% of the first $50,000 of annual gross operating revenues of the Company; (ii) 4.5% of such revenues in excess thereof up to $75,000; and (iii) 4.0% of such revenues in excess of $75,000. The Company incurred management fees of approximately $5,797, $882, and $270 for the years ended 1998 and 1997, and for the period ended December 31, 1996, respectively.

        The operating agreement of Mediacom provides for Mediacom Management to be paid a fee of 1.0% of the purchase price of acquisitions made by the Company until the Company's pro forma consolidated annual operating revenues equal $75,000 and 0.5% of such purchase price thereafter. The Company incurred acquisition fees of approximately $3,327, $544, and $441 for the years ended 1998 and 1997, and for the period ended December 31, 1996, respectively. The acquisition fees are included in other expenses in the statement of operations.

        In addition, the operating agreements of the Company provide for the reimbursement of reasonable out-of-pocket expenses of Mediacom Management incurred in connection with the operation of the business of the Company and acting for or on behalf of the Company in connection with any potential acquisitions. The Company reimbursed Mediacom Management approximately $53, $59, and $29 for the years ended 1998 and 1997, and for the period ended December 31, 1996, respectively.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)

(10)    Employee Benefit Plans:

        Substantially all employees of the Company are eligible to participate in a deferred arrangement pursuant to IRC Section 401(k) (the "Plan"). Under such arrangement, eligible employees may contribute up to 15% of their current pre-tax compensation to the Plan. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $264, $14, and $10 for the years ended 1998 and 1997, and for the period ended December 31, 1996, respectively.


(11)    Commitments and Contingencies:

        Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $588, $138, and $22 for the years ended 1998 and 1997, and for the period ended December 31, 1996, respectively. Future minimum annual rental payments are as follows:

                        1999            $1,815
                        2000             1,190
                        2001               768
                        2002               379
                        2003               267

        In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $1,709, $102, and $24 for the years ended 1998 and 1997, and for the period ended December 31, 1996, respectively.

        Legal Proceedings

        Management is not aware of any legal proceedings currently that will have a material adverse impact on the Company's financial statements.


        Regulation in the Cable Television Industry

        The cable television industry is subject to extensive regulation by federal, local and, in some instances, state government agencies. The Cable Television Consumer Protection and Competition Act of 1992 and the Cable Communication Policy Act of 1984 (collectively, the "Cable Acts"), both of which amended the Communications Act of 1934 (as amended, the "Communications Act"), established a national policy to guide the development and regulation of cable television systems. The Communications Act was recently amended by the Telecommunications Act of 1996 (the "1996 Telecom Act"). Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act has been allocated between the FCC and state or local regulatory authorities.

        Federal Law and Regulation

        The Cable Acts and the FCC's rules implementing such acts generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established, among other things: (i) rate regulations; (ii) mandatory carriage and retransmission consent requirements that require a cable television system under certain circumstances to carry a local broadcast station or to obtain consent to carry a local or distant broadcast station; (iii) rules for franchise renewals and transfers; and (iv) other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)


        The 1996 Telecom Act deregulates rates for cable programming services tiers ("CPST") on March 31, 1999 and, for certain small cable operators, immediately eliminates rate regulation of CPST, and, in certain limited circumstances, basic services. The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Company is currently unable to predict the ultimate effect of the Cable Acts or the 1996 Telecom Act on its financial statements.

        The FCC and Congress continue to be concerned that rates for regulated programming services are rising at a rate exceeding inflation. It is therefore possible that the FCC will further restrict the ability of cable television operators to implement rate increases and/or Congress will enact legislation which would, for example, delay or suspend the scheduled March 1999 termination of CPST rate regulation.

        State and Local Regulation

        Cable television systems generally operate pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local governmental entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable television systems to the jurisdiction of centralized state government agencies. To date, other than Delaware, no state in which the Company currently operates has enacted state level regulation. The Company cannot predict whether any of the states in which currently operates will engage in such regulation in the future.

(12)    Disclosures about Fair Value of Financial Instruments:

        Debt

        The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the senior bank debt and the Seller Note approximates the carrying value. The fair value at December 31, 1998 of the 8 1/2% Senior Notes was approximately $204,500.

        Interest Rate Exchange Agreements

        The fair value of the Swaps is the estimated amount that the Company would receive or pay to terminate the Swaps, taking into account current interest rates and the current creditworthiness of the Swap counterparties. At December 31, 1998, the Company would have paid approximately $1,464 to terminate the Swaps, inclusive of accrued interest.


(13)    FASB 131 - Disclosure about Segments of an Enterprise and Related
Information:

        During the fourth quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires the Company to report segment financial information consistent with the presentations made to the Company's management for decision-making purposes. All revenues of the Company are derived solely from cable television operations and related activities. Decision making of the Company's management is based primarily on consolidated system cash flow, defined as operating income before management fee expense, and depreciation and amortization. For the years ended 1998 and 1997, and for the period ended December 31, 1996, the Company's consolidated system cash flow was approximately $59,850, $9,390, and $2,960, respectively.

 (14)   Subsequent Events:

        On February 26, 1999, Mediacom and Mediacom Capital, a New York corporation wholly-owned by Mediacom, jointly issued $125,000 aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The net proceeds from this offering of approximately $121,900 were used to repay a substantial portion of outstanding indebtedness under the Company's bank credit facilities. Interest on the 7 7/8% Senior Notes will be payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)


        The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, it is negotiating with prospective sellers to acquire additional cable television systems. If definitive agreements for all such potential acquisitions are executed, and if such acquisitions are then consummated, the Company's customer base would approximately double in size. These acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. Financing for these potential transactions has not been determined; however, if such acquisitions are consummated, the Company believes its total indebtedness would substantially increase. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

                         MEDIACOM LLC AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                         (All dollar amounts in 000's)

                                                                     Schedule II

                                        Balance at        Additions
                                       beginning of    charged to costs                 Balance at
                                          period         and expenses    Deductions    end of period
                                       ------------    ----------------  ----------    -------------
December 31, 1996

  Allowance for doubtful accounts
    Current receivables                 $       -       $       91      $       66      $       25

  Acquisition reserves
    Accrued expenses                    $       -       $       -       $       -       $       -

December 31, 1997

  Allowance for doubtful accounts
    Current receivables                 $       25      $       45      $       14      $       56

  Acquisition reserves
    Accrued expenses                    $       -       $       -       $       -       $       -

December 31, 1998

  Allowance for doubtful accounts
    Current receivables                 $       56      $    1,694      $    1,452      $      298

  Acquisition reserves(1)
    Accrued expenses                    $       -       $    4,120      $       -       $    4,120

----------
(1) Addition was charged to intangible asset

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholder of Mediacom Capital Corporation:

We have audited the accompanying balance sheet of Mediacom Capital Corporation as of December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Mediacom Capital Corporation as of December 31, 1998, in conformity with generally accepted accounting principles.




                                                Arthur Andersen LLP



Stamford, Connecticut
March 5, 1999

                         MEDIACOM CAPITAL CORPORATION
                                 BALANCE SHEET
                               December 31, 1998




        ASSETS
        ------

Note receivable - from affiliate for issuance of common stock   $  100
                                                                ------

        Total assets                                            $  100
                                                                ======

        LIABILITIES AND OWNER'S EQUITY
        ------------------------------

Owner's equity

        Common stock, par value $0.10; 200 shares authorized;
        100 shares issued and outstanding                       $   10
        Additional paid-in capital                                  90
                                                                ------
          Total owner's equity                                  $  100
                                                                ------

          Total liabilities and owner's equity                  $  100
                                                                ======

                  The accompanying notes to the balance sheet
                    are an integral part of this statement.

                         MEDIACOM CAPITAL CORPORATION
                          NOTES TO THE BALANCE SHEET
                         (All dollar amounts in 000's)

(1)     Organization:

        Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom LLC, was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom LLC of $200,000 aggregate principal amount of the 8 1/2% Senior Notes due April 15, 2008. Mediacom Capital has no operations.

(2)     Subsequent Events:

        On February 26, 1999, Mediacom LLC and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The net proceeds from this offering of approximately $121,900 were used to repay a substantial portion of outstanding bank debt under the Company's bank credit facilities. Interest on the 7 7/8% Senior Notes will be payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        Not Applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS


        The following table sets forth certain information concerning the executive officers of Mediacom (the "Executive Officers"), none of whom are compensated by the Company for their respective services to the Company. The Executive Officers are instead compensated by Mediacom Management which receives management fees pursuant to management agreements with the Company. All such Executive Officers hold the same positions in Mediacom Management and the operating subsidiaries. Mr. Commisso is also the sole manager of Mediacom (the "Manager") pursuant to the operating agreement of Mediacom, and the President and sole Director of Mediacom Management and Mediacom Capital. Mr. Stephan is also the Treasurer and Secretary of Mediacom Capital. Mr. Commisso and Mr. Stephan are members of the executive committee (the "Executive Committee") of Mediacom, for which Mr. Commisso acts as Chairman.


Executive Officers

Name                    Age     Position
----                    ---     --------
Rocco B. Commisso       49      Chairman and Chief Executive Officer
Mark E. Stephan         42      Senior Vice President, Chief Financial Officer
                                and Treasurer
Joseph Van Loan         57      Senior Vice President, Technology
Italia Commisso Weinand 45      Senior Vice President, Programming and
                                 Human Resources and Secretary
John G. Pascarelli      37      Vice President, Marketing
Brian M. Walsh          33      Vice President and Controller

        The following table sets forth information concerning persons who hold key operating management positions with the operating subsidiaries of the Company.

Field Management

Name                    Age     Position
----                    ---     --------
James M. Carey          47      Senior Vice President, Operations
Arnold Cool             50      Regional Manager, Central Region
Louis Gentile           39      Regional Manager, Western Region
Richard L. Hale         49      Regional Manager, Southern Region
Donald E. Zagorski      39      Regional Manager, Mid-Atlantic Region


        Rocco B. Commisso has over 21 years of experience with the cable television industry and has served as Chairman and Chief Executive Officer since founding Mediacom in July 1995. From August 1986 to March 1995, Mr. Commisso served as Executive Vice President, Chief Financial Officer and Director of Cablevision Industries Corporation ("CVI"). At the time of Mr. Commisso's arrival, CVI was a regional cable company serving less than 300,000 basic subscribers in four states. During his tenure, CVI completed 40 acquisitions of cable television systems with an aggregate value exceeding $1.2 billion. Mr. Commisso was directly responsible for all aspects of CVI's financing activities, including the completion of over 35 separate financing transactions with aggregate capital commitments exceeding $5.0 billion.

        Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981 where he founded and directed a specialized lending group to manage the bank's lending activities to media and communications companies. Mr. Commisso began his association with the cable television industry in 1978 at The Chase Manhattan Bank, where he was assigned to manage the bank's lending activities to communications firms including the nascent cable television industry. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Masters of Business Administration from Columbia University.

        Mark E. Stephan has 12 years of experience with the cable television industry and has served as Senior Vice President, Chief Financial Officer and Treasurer since March 1996. Previously, Mr. Stephan served as Vice President, Finance for CVI from July 1993 to February 1996. From 1987 to June 1993, he served as Manager of the telecommunications and media lending group of Royal Bank of Canada where he engaged in financing activities for the cable television, wireless telecommunications and diversified media industries. Mr. Stephan holds a Bachelor of Science in Economics from Colorado State University.

        Joseph Van Loan has 23 years of experience in the cable television industry and has served as Senior Vice President of Technology since November 1996. Previously, Mr. Van Loan served as Senior Vice President of Engineering for CVI from 1990. From 1988 to 1990, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting. Prior to that time, Mr. Van Loan served as Vice President of Engineering for Viacom Cable from 1976 to 1988. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association. Mr. Van Loan holds a Bachelor of Science in Electrical Engineering from California State Polytechnic University.

        Italia Commisso Weinand has 21 years of experience in the cable television industry and has served as Senior Vice President of Programming and Human Resources and Secretary since February 1998. Ms. Weinand joined the Company in April 1996 as Vice President of Operations. Previously, she served as System Manager and Regional Manager for Comcast Corporation from July 1985 to March 1996. Prior to that time, Ms. Weinand held various management positions in system operations, marketing, customer service, and government relations with Time Warner Inc., Times Mirror Cable, and Tele-Communications, Inc., beginning in 1978. Ms. Weinand holds a Bachelor of Science in Marketing from Fordham University. Ms. Weinand is the sister of Mr. Commisso.

        John G. Pascarelli has 19 years of experience in the cable television industry and joined the Company as Vice President of Marketing in March 1998. Previously, Mr. Pascarelli served as Vice President of Marketing for Helicon Corporation from January 1996 to February 1998, and as Corporate and Divisional Director of Marketing for CVI from November 1988 to December 1995. Mr. Pascarelli has worked in the cable television industry since 1980 when he joined Continental Cablevision as a sales manager and thereafter held positions in sales and marketing with Cablevision Systems Corporation ("Cablevision") and Storer Communications, Inc..

        Brian M. Walsh has 11 years of experience in the cable television industry and has served as Vice President and Controller since February 1998. Mr. Walsh joined the Company in April 1996 as Director of Accounting. Previously, he served as Divisional Business Manager for CVI from January 1994 to December 1995 and as Regional Business Manager for CVI from January 1992 to December 1993. Mr. Walsh has worked in the cable television industry since 1988 when he joined CVI as a staff accountant. Mr. Walsh holds a Bachelor of Science in Accounting from Siena College.

        James M. Carey has 18 years of experience in the cable television industry and has served as Senior Vice President of Operations of the Company since February 1998, and as a consultant to the Company since September 1997. Previously, Mr. Carey was founder and President of Infinet Results, a consulting firm to the telecommunications industry, from December 1996 to August 1997. Prior to that time, Mr. Carey served as Executive Vice President of Operations at MediaOne Group, Inc. ("MediaOne") from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cluster consisting of 500,000 basic subscribers. From December 1988 to July 1995, he served as Regional Vice President of CVI's Southern Region serving 180,000 basic subscribers. Mr. Carey holds a Bachelor of Business Administration in Management from Georgia College.

        Arnold Cool has 21 years of experience in the cable television industry and has served as Regional Manager of the Central Region since September 1998. Previously, Mr. Cool served as Director of Engineering for the Central Region from February 1998 to September 1998. Prior to that time, he served as Chief Engineer from November 1996 to January 1998, and as Technical Supervisor from April 1993 to October 1996, for Cablevision's cable television systems in Kentucky and Missouri. Mr. Cool has held various technical and supervisory responsibilities for Cablevision and for smaller cable television companies since 1978.

        Louis Gentile has 10 years of experience in the cable television industry and has served as Regional Manager of the Western Region since February 1999. Previously, Mr. Gentile served as Divisional Financial Director for Mediacom Southeast from February 1998 to January 1999. Prior to that time, he served as Regional Business Manager for Cablevision from March 1995 to January 1998 and as Business Manager for Cablevision's Florida Systems from January 1992 to February 1995. Mr. Gentile began his career in the cable television industry in 1989 when he joined MultiVision Cable Television as an accountant. Mr. Gentile holds a Masters of Business Administration from the

Sacred Heart University Graduate School of Business Administration and a Bachelor of Science in Accounting from Mercy College.

        Richard L. Hale has 15 years of experience in the cable television industry and has served as Regional Manager of the Southern Region since September 1998. Previously, Mr. Hale served as Regional Manager for the Central Region from January 1998 to August 1998. Prior to that time, Mr. Hale served as Regional Manager of Cablevision's Kentucky/Missouri Region from February 1996 to December 1997, as General Manager of Cablevision's cable television systems in Arkansas and Missouri from February 1992 to January 1996, and as Regional Sales and Marketing Director of such systems from 1988 to 1991. Mr. Hale began his career in the cable television industry in 1984 as Regional Sales and Marketing Director of Adams-Russell, Inc.

        Donald E. Zagorski has 18 years of experience in the cable television industry and has served as Regional Manager of the Mid-Atlantic Region since September 1998. Previously, Mr. Zagorski served as General Manager of Mediacom's Lower Delaware system since June 1997. Prior to that time, he served as System and Regional Manager for Tele-Media Company from March 1990 to May 1997. From 1981 to 1988, Mr. Zagorski held various technical and supervisory positions with Outer Banks Cablevision and Group W Cable. Mr. Zagorski holds a Bachelor of Arts in Business Administration from the State University of New York.

Management and Executive Committee

        The operating agreement of Mediacom provides that one Manager shall have overall management and control of the business and affairs of the Company, and that Rocco B. Commisso is to serve as the Manager. Mr. Commisso may designate a corporation or other entity controlled by him to serve as Manager of Mediacom.

        The operating agreement provides for the establishment of a five-member Executive Committee to whom Mr. Commisso, as Manager, is required to report with respect to certain matters. Approval of the Executive Committee must be obtained for certain extraordinary actions. Mr. Commisso serves as Chairman of the Executive Committee and is entitled to designate two additional members, one of whom may be an employee of Mediacom Management or an operating subsidiary of Mediacom. The remaining two members of the Executive Committee are designated by the other member or members of Mediacom having the largest equity holdings. The Executive Committee's members are Rocco B. Commisso, Mark E. Stephan, Robert L. Winikoff, William S. Morris III and Craig S. Mitchell. Each member of the Executive Committee shall serve until a successor is duly elected and duly qualified.


ITEM 11.  EXECUTIVE COMPENSATION

        The Company does not make any payments in respect to compensation to any of its executive officers. Such executive officers receive compensation from Mediacom Management, which is entitled to receive management fees from the Company in exchange for providing management services. See Item 13: Certain
                                                           ----------------
Relationships and Related Transactions.
--------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth as of December 31, 1998, certain information regarding each of the beneficial owners of membership interests in Mediacom. Rocco B. Commisso is the only executive officer of the Company owning such interests. Mediacom Capital, a wholly-owned subsidiary of Mediacom, has no assets and does not conduct any operations of its own.

                                                                       Percentage
                                                                     of Outstanding
                                                 Number of             Membership
        Beneficial Owner                     Membership Units           Interests
        ----------------                     ----------------        --------------
        Rocco B. Commisso                       14,474.37               9.65%
        c/o Mediacom LLC
        100 Crystal Run Road
        Middletown, NY 10941

        Morris Communications Corporation       96,776.25              64.51
        725 Broad Street
        Augusta, GA 30901

        CB Capital Investors, L.P.(1)           14,306.01              9.54
        c/o Chase Manhattan Capital Corporation
        380 Madison Avenue
        New York, NY 10017

        U.S. Investor, Inc.(2)                  10,379.76              6.92
        333 West Fort Street
        Detroit, MI 48226

        Private Market Fund, L.P.                7,931.33              5.29
        c/o Pacific Corporate Group
        1200 Prospect Street, Suite 200
        La Jolla, CA 92037

        BMO Financial                            5,682.52              3.79
        c/o Bank of Montreal
        430 Park Avenue
        New York, NY 10022

        Other Investors                            449.76              0.30
                                               ----------            ------

                                               150,000.00            100.00%
                                               ==========            ======

---------
(1) Includes approximately 2.0% in respect of membership interests owned by its affiliate, Chase Manhattan Capital, L.P.
(2) An affiliate of Booth American Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements


     Separate management agreements with each of the Company's operating subsidiaries provide for Mediacom Management, which is wholly-owned by Mr. Commisso, to be paid annual management fees of 5.0% of the first $50.0 million of annual gross operating revenues of the Company, 4.5% of such revenues in excess thereof up to $75.0 million, and 4.0% of such revenues in excess of $75.0 million. In 1998, the aggregate amount of management fees paid to Mediacom Management was approximately $5.8 million.


Transaction Fees and Expense Reimbursement

     The operating agreement of Mediacom provides for Mediacom Management to be paid a fee of 1.0% of the purchase price of acquisitions made by the Company until the Company's pro forma consolidated annual revenues equal $75.0 million, and 0.5% of such purchase price thereafter. In 1998, the aggregate amount of acquisition fees paid to Mediacom Management was approximately $3.3 million.

Other Relationships with Members of Mediacom

     Chase Manhattan Capital, L.P. and CB Capital Investors, L.P., which collectively hold approximately 9.5% of the membership interests in Mediacom, are affiliates of Chase Securities Inc. and The Chase Manhattan Bank ("Chase"). Chase is the administrative agent and a lender under each of the Company's two bank credit facilities and has received customary fees for acting in such capacities. Mediacom repaid promissory notes in the aggregate principal amount of $20.0 million, which principal amount plus all interest accrued in the amount of approximately $0.3 million was repaid to Chase in April 1998. In 1998, Chase received fees in the amount of approximately $0.2 million for providing a letter of credit. Chase Securities Inc. was the initial purchaser of the 8 1/2% Senior Notes offering and received fees of $5.5 million in 1998 in connection with such offering. Chase Securities Inc. acted as placement agent in connection with the placement of membership interests in Mediacom and as advisory agent in connection with the Company's purchase of the Cablevision Systems. For such placement and advisory services, Chase Securities Inc. received fees totaling approximately $3.5 million in 1998.

     Morris Communications Corporation, which holds approximately 64.5% of the membership interests in Mediacom, received fees in 1998 of approximately $2.0 million with respect to its equity contribution to Mediacom.

     In connection with the purchase of a cable television system in Kern County, California from Booth American Company ("Booth"), Mediacom California issued to Booth, who holds approximately 6.9% of the membership interests in Mediacom, the Seller Note in the original principal amount of $2.8 million. Interest is deferred throughout the term of the Seller Note and is payable at maturity on June 28, 2006. The annual interest rate was 9.0% in 1998. See Note 8 of the Company's audited consolidated financial statements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

       The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

 Exhibit
 Number                                        Exhibit Descriptions
 ------                                        --------------------

  2.1     Asset Purchase and Sale Agreement dated May 23, 1996 between Mediacom California LLC and Booth
          American Company.(1)

  2.2     Asset Purchase Agreement dated August 29, 1996 between Mediacom LLC and Saguaro Cable TV
          Investors, L.P.(1)

  2.3     Asset Purchase Agreement dated August 29, 1996 between Mediacom California LLC and Valley Center
          Cablesystems, L.P.(1)

  2.4     Asset Purchase Agreement dated December 24, 1995 between Mediacom LLC and American Cable TV
          Investors 5, Ltd.(1)

  2.5     Asset Purchase Agreement dated May 22, 1997 between Mediacom California LLC and CoxCom, Inc.(1)

  2.6     Asset Purchase Agreement dated September 18, 1997 between Mediacom California LLC and Jones Cable
          Income Fund 1-B/C Venture.(1)

  2.7     Asset Purchase Agreement dated August 29, 1997 among Mediacom LLC, U.S. Cable Television Group,
          L.P., ECC Holding Corporation, Missouri Cable Partners, L.P. and Cablevision Systems Corporation.(1)

  2.8     Asset Purchase Agreement, dated June 24, 1998, among Mediacom
          Southeast LLC, Mediacom LLC, Bootheel Video, Inc., and CSC Holdings,
          Inc.

  3.1(a)  Articles of Organization of Mediacom LLC filed July 17, 1995.(1)

  3.1(b)  Certificate of Amendment of the Articles of Organization of Mediacom
          LLC filed December 8, 1995.(1)

  3.2     Third Amended and Restated Operating Agreement of Mediacom LLC.(1)

  3.4     By-laws of Mediacom Capital Corporation.(1)

  3.5     Certificate of Formation of Mediacom Arizona LLC filed September 5, 1996.(1)

  3.6     Operating Agreement of Mediacom Arizona LLC.(1)

  3.7     Certificate of Formation of Mediacom California LLC filed November 22, 1995.(1)

  3.8     Operating Agreement of Mediacom California LLC.(1)

  3.9     Certificate of Formation of Mediacom Delaware LLC filed December 27, 1996.(1)

  3.10    Operating Agreement of Mediacom Delaware LLC.(1)

  3.11    Certificate of Formation of Mediacom Southeast LLC filed August 21,
          1997.(1)


3.12          Operating Agreement of Mediacom Southeast LLC.(1)

4.1(a)        Indenture dated April 1, 1998 among Mediacom LLC, Mediacom Capital
              Corporation, and Bank of Montreal Trust Company, as Trustee.(1)

4.1(b)        Exchange and Registration Rights Agreement dated April 1, 1998 among Mediacom LLC, Mediacom
              Capital Corporation and Chase Securities, Inc.(1)

4.1(c)        Purchase Agreement dated March 27, 1998 among Mediacom LLC, Mediacom Capital Corporation, and
              Chase Securities, Inc.(1)

4.2(a)        Indenture dated February 26, 1999 among Mediacom LLC, Mediacom
              Capital Corporation, and Bank of Montreal Trust Company, as
              Trustee.

4.2(b)        Exchange and Registration Rights Agreement dated February 26, 1999 among Mediacom LLC, Mediacom
              Capital Corporation and Chase Securities, Inc.

4.2(c)        Purchase Agreement dated February 19, 1999 among Mediacom LLC, Mediacom Capital Corporation, and Chase Securities, Inc.

10.1          Management Agreement dated as of December 27, 1996 between Mediacom Arizona LLC and Mediacom
              Management Corporation.(1)

10.2          First Amended and Restated Management Agreement dated December 27, 1996 between Mediacom
              California LLC and Mediacom Management Corporation.(1)

10.3          Management Agreement dated June 24, 1997 between Mediacom Delaware LLC and Mediacom
              Management Corporation.(1)

10.4          Management Agreement dated as of January 23, 1998 between Mediacom Southeast LLC and Mediacom
              Management Corporation.(1)

10.5(a) Second Amended and Restated Credit Agreement dated June 24, 1997 among Mediacom California LLC, Mediacom Delaware LLC, Mediacom
              Arizona LLC, The Chase Manhattan Bank and First Union National
              Bank as lenders and managing agents, and various other lenders
              .(1)

10.5(b)       Amendment No. 1 dated January 23, 1998 among Mediacom California
              LLC, Mediacom Delaware LLC, Mediacom Arizona LLC, The Chase
              Manhattan Bank and First Union National Bank as lenders and managing agents, and various other lenders.(1)

10.5(c)       Amendment No. 2 dated March 24, 1998 among Mediacom California
              LLC, Mediacom Delaware LLC, Mediacom Arizona LLC, The Chase
              Manhattan Bank and First Union National Bank as lenders and managing agents, and various other lenders.(1)

10.5(d)       Amendment No. 3 dated July 1, 1998 among Mediacom California LLC,
              Mediacom Delaware LLC, Mediacom Arizona LLC, The Chase Manhattan
              Bank and First Union National Bank as lenders and managing agents, and various other lenders.

10.5(e)       Amendment No. 4 dated January 26, 1999 among Mediacom California
              LLC, Mediacom Delaware LLC, Mediacom Arizona LLC, The Chase
              Manhattan Bank and First Union National Bank as lenders and managing agents, and various other lenders.

10.6(a)       Credit Agreement dated January 23, 1998 among Mediacom Southeast
              LLC, The Chase Manhattan Bank as lender and administrative agent, and various other lenders.(1)

10.6(b)       Amendment No. 1 dated March 24, 1998 among Mediacom Southeast LLC, The Chase Manhattan Bank as lender and administrative agent, and various other lenders.(1)


10.6(c)       Amendment No. 2 dated July 1, 1998 among Mediacom Southeast LLC,
              The Chase Manhattan Bank as lender and administrative agent, and various other lenders.

10.6(d)       Amendment No. 3 dated January 26, 1999 among Mediacom Southeast
              LLC, The Chase Manhattan Bank as lender and administrative agent, and various other lenders.

12.1          Schedule of Earnings to Fixed Charges.

21.1          Subsidiaries of Mediacom LLC.(1)

27.1          Financial Data Schedule.

(b)  Financial Statement Schedule

     None.

(c)  Reports on Form 8-K

     None.

(1) Such Exhibits were filed with the Company's Registration Statement on Form S-4 (File No. 333-57285) and is incorporated herein by reference

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIACOM LLC

March 31, 1999                             By:  /s/ Rocco B. Commisso
                                                -----------------------
                                                Rocco B. Commisso
                                                Manager, Chairman and
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                     Signature                                    Title                        Date
                     ---------                                    -----                        ----
                 /s/ Rocco B. Commisso                 Manager, Chairman and Chief        March 31, 1999
----------------------------------------------------   Executive Officer (principal
                 Rocco B. Commisso                          executive officer)

                /s/ Mark E. Stephan                       Senior Vice President,          March 31, 1999
----------------------------------------------------   Chief Financial Officer and
                  Mark E. Stephan                          Treasurer (principal
                                                          financial officer and
                                                      principal accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIACOM CAPITAL CORPORATION

March 31, 1999                  By:  /s/ Rocco B. Commisso
                                     ------------------------
                                         Rocco B. Commisso
                                         President, Chief Executive Officer,
                                          and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Signature                                    Title                        Date
                     ---------                                    -----                        ----
             /s/ Rocco B. Commisso                       Chief Executive Officer,         March 31, 1999
----------------------------------------------------      President and Director
                 Rocco B. Commisso                    (principal executive officer)

             /s/ Mark E. Stephan                         Treasurer and Secretary          March 31, 1999
----------------------------------------------------   (principal financial officer
                  Mark E. Stephan                        and principal accounting
                                                                 officer)