Form 10-K/A
period 1998-12-31
MEDIACOM CAPITAL CORP
filed 1999-04-30
CIK 1064117

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-K/A-1


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





Results of Operations

        The following table sets forth the Company's historical percentage relationship to revenues of items in the consolidated statements of operations:


                                        Percentage of Revenues
                                        Year Ended December 31,

                                 1998            1997            1996
                                -------         -------         -------
Revenues
                                100.0%          100.0%          100.0%
Service costs
                                 33.9            31.5            27.9
SGA expenses                     19.8            15.3            17.2
Management fee expense            4.5             5.0             5.0
Depreciation and amortization    50.9            43.3            39.9
                                -------         -------         -------
Operating income (loss)          (9.1%)           4.9%           10.0%

Interest expense                 18.6            27.4            28.2
Other expenses                    3.1             3.6            17.9
                                -------         -------         -------
Net loss                        (30.8%)         (26.1%)         (36.1%)
                                =======         =======         =======
Other Data:
EBITDA                           41.8%           48.2%           49.9%
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

Selected Pro Forma Results

                                                                Year Ended
                                                                ----------
                                                               December 31,
                                                               ------------
                                                            1998             1997
                                                            ----             ----
                                              (dollars in thousands, except per subscriber data)

Revenues                                                 $ 136,148        $ 120,511
Costs and expenses:
 Service costs                                              46,408           48,849
 SGA expenses                                               26,501           27,845
 Management fee expense                                      6,071            1,480
 Depreciation and amortization                              68,977           57,689
                                                         ----------       -----------

  Operating loss                                         $ (11,809)       $ (15,352)
                                                         ==========       ===========

Other Data:
EBITDA                                                   $  57,168        $  42,337
EBITDA margin (1)                                            42.0%            35.1%
Basic subscribers (2)                                      354,000          345,525
Average monthly revenue
per basic subscriber (3)                                 $   32.88        $   29.67

--------------
(1) Represents EBITDA as a percentage of revenues.
(2) As of the end of period
(3) Represents average monthly revenues for the three months ended December 31, 1998 divided by the number of basic subscribers at the end of the period.

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

        Depreciation and amortization expense increased to approximately $69.0 million for the year ended 1998 from approximately $57.7 million for the prior fiscal year, principally due to capital expenditures during the year.

        Due to the factors described above, the Company generated operating loss of approximately $11.8 million for the year ended 1998, compared to approximately $15.4 million for the year ended 1997.

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

        For the year ended December 31, 1997, the Company's capital expenditures (other than those related to acquisitions) were $4.7 million. As a result of the Company's accelerated capital improvement program, total capital expenditures (other than those related to acquisitions) were approximately $53.7 million for 1998. In addition, the Company plans to spend approximately $63.0 million in 1999. The Company intends to utilize cash generated from operations and its available unused credit commitments under its bank credit facilities, as described below, to fund the foregoing capital expenditures.

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

        In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Position 98-5, "Reporting on the Costs of Start up Activities" ("SOP 98-5") were issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2000 but has not quantified the impact or not yet determined the timing or method of the adoption. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include preopening costs, preoperating costs, organization costs, and start-up costs. The Company will adopt SOP 98-5 in fiscal 1999, but does not expect any impact on the financial statements.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mediacom LLC:

We have audited the accompanying consolidated balance sheets of Mediacom LLC (a New York limited liability company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in members' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from the commencement of operations (March 12, 1996) to December 31, 1996 and the statements of operations and cash flows from the period January 1, 1996 through March 11, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediacom LLC and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations, members' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from commencement of operations (March 12, 1996) to December 31, 1996 and the statements of operations and cash flows from the period January 1, 1996 through March 11, 1996 in conformity with generally accepted accounting principles.

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



                                                Arthur Andersen LLP



Stamford, Connecticut
March 5, 1999

                          MEDIACOM LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)


                                                                                             December 31,
                                                                                           -----------------
                                                                                           1998         1997
                                                                                           ----         ----

                                       ASSETS

Cash and cash equivalents                                                              $   2,212    $  1,027
Subscriber accounts receivable, net of allowance for doubtful accounts of $298
   in 1998 and $56 in 1997                                                                 2,512         618
Prepaid expenses and other assets                                                          1,712       1,358
Investment in cable television systems:
   Inventory                                                                               8,240       1,032
   Property, plant and equipment, at cost                                                314,627      51,735
   Less - accumulated depreciation                                                       (45,423)     (5,737)
                                                                                       ----------   --------
       Property, plant and equipment, net                                                269,204      45,998

   Intangible assets, net of accumulated amortization of $26,307 in 1998 and
     $3,478 in 1997                                                                      150,928      48,966
                                                                                       ----------   --------
Total investment in cable television systems                                             428,372      95,996

Other assets, net of accumulated amortization of $3,854 in 1998 and $526 in 1997          16,344       3,792
                                                                                       ----------   --------
       Total assets                                                                    $ 451,152    $102,791
                                                                                       ==========   ========

                      LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Debt                                                                                    $337,905   $  72,768
Accounts payable                                                                           2,678         853
Accrued expenses                                                                          29,446       4,021
Subscriber advances                                                                        1,510         603
Management fees payable                                                                      962         105
                                                                                       ----------   --------
       Total liabilities                                                                 372,501      78,350
                                                                                       ----------   --------
MEMBERS' EQUITY
Capital contributions                                                                    124,990      30,990
Accumulated deficit                                                                      (46,339)     (6,549)
                                                                                       ----------   --------
       Total members' equity                                                              78,651      24,441
                                                                                       ----------   --------
       Total liabilities and members' equity                                            $451,152    $102,791
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

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)


        Other Assets

        Other assets include financing costs of approximately $8,492 and $3,963 as of December 31, 1998 and 1997, respectively. Financing costs incurred to raise debt and equity capital are deferred and amortized on a straight-line basis over the expected term of such financings.

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

        Reclassifications

        Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

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

        In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Position 98-5, "Reporting on the Costs of Start up Activities" ("SOP 98-5") were issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2000, but has not quantified the impact or not yet determined the timing or method of the adoption. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include preopening costs, preoperating costs, organization costs, and start-up costs. The Company will adopt SOP 98-5 in fiscal 1999, but does not expect any impact on the financial statements.

                         MEDIACOM LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)

(6)     Property, Plant and Equipment:

        As of December 31, 1998 and 1997, property, plant and equipment consisted of:


                                                          1998          1997
                                                      ---------       --------
      Land and land improvements                      $     341       $    108
      Buildings and leasehold improvements                5,731            337
      Cable systems, equipment and subscriber devices   300,051         49,071
      Vehicles                                            5,051          1,135
      Furniture, fixtures and office equipment            3,453          1,084
                                                      ---------       --------
                                                      $ 314,627       $ 51,735
      Accumulated depreciation                          (45,423)        (5,737)
                                                      ---------       --------
                                                      $ 269,204       $ 45,998
                                                      =========       ========
(7)     Intangible Assets:

        The following table summarizes the net asset value for each intangible asset category as of December 31, 1998 and 1997:

                                                Gross Asset                       Net Asset
                                                -----------                       ---------
        1998                                       Value       Amortization          Value
        ----                                       -----       ------------          -----
        Franchising costs                       $   87,509      $    7,983       $   79,526
        Goodwill                                     8,400           1,313            7,087
        Subscriber lists                            76,484          15,701           60,783
        Covenants not to compete                     4,842           1,310            3,532
                                                ----------      ----------       ----------
                                                $  177,235      $   26,307       $  150,928
                                                ==========      ==========       ==========
                                                Gross Asset                       Net Asset
                                                -----------                       ---------
        1997                                       Value       Amortization          Value
        ----                                       -----       ------------          -----
        Franchising costs                       $   22,181      $    1,732       $   20,449
        Goodwill                                     6,848             333            6,515
        Subscriber list                             18,573           1,085           17,488
        Covenants not to compete                     4,842             328            4,514
                                                ----------      ----------       ----------
                                                $   52,444      $    3,478       $   48,966
                                                ==========      ==========       ==========

(8)     Debt:

        As of December 31, 1998 and  1997, debt consisted of:

                                                   1998            1997
                                                ---------       ---------
        Mediacom:
            8-1/2% Senior Notes (a)             $ 200,000       $       -

        Subsidiaries:
            Bank Credit Facilities (b)            134,425          69,575
            Seller Note (c)                         3,480           3,193
                                                ---------       ---------
                                                $ 337,905       $  72,768
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


(13)    FASB 131 - Disclosure about Segments of an Enterprise and Related
        Information:

        During the fourth quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires the Company to report segment financial information consistent with the presentations made to the Company's management for decision-making purposes. All revenues of the Company are derived solely from cable television operations and related activities. When allocating capital and operational resources to the cable television systems, the Company's management evaluates such factors as the bandwidth capacity and other cable plant characteristics, the offered programming services, and the rate structure. The decision making of the Company's management is based primarily on the impact of such resource allocations on the Company's consolidated system cash flow (defined as operating income before management fee expense, and depreciation and amortization). For the years ended 1998 and 1997, and for the period ended December 31, 1996, the Company's consolidated system cash flow was approximately $59,850, $9,390, and $2,960, respectively.

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