Form 10-Q
period 1999-06-30
MEDIACOM CAPITAL CORP; MEDIACOM LLC
filed 1999-08-16
CIK 1064117, 1064116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                               Yes  X        No
                                   ---         ---

      Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         MEDIACOM LLC AND SUBSIDIARIES

                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                     INDEX




                                    PART I
                                    ------

                                                                   Page
                                                                   ----

  Item 1.    Financial Statements..................................  2

               Consolidated Financial Statements of Mediacom LLC
                 and Subsidiaries..................................  2

               Notes to Consolidated Financial Statements..........  5

               Financial Statement of Mediacom Capital Corporation  10

               Note to Balance Sheets.............................. 11

  Item 2.    Management's Discussion and Analysis  of
               Financial Condition and Results of Operations....... 12

  Item 3.    Quantitative and Qualitative Disclosures about
               Market Risk......................................... 18


                                    PART II
                                    -------


Item 6.      Exhibits and Reports on Form 8-K...................... 19

                                    PART I
                                    ------

ITEM 1.    FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                          June 30,      December 31,
                                                                            1999           1998
                                                                        -----------     -----------
                                ASSETS                                   (Unaudited)

Cash and cash equivalents                                                 $  1,555       $  2,212
Subscriber accounts receivable, net of allowance for doubtful accounts
 of $397 in 1999 and $298 in 1998                                            2,342          2,512
Prepaid expenses and other assets                                            1,690          1,712
Investment in cable television systems:
 Inventory                                                                  10,135          8,240

 Property, plant and equipment, at cost                                    346,260        314,627
 Less  accumulated depreciation                                            (69,134)       (45,423
                                                                          ---------     ---------

      Property, plant and equipment, net                                   277,126        269,204

 Intangible assets, net of accumulated amortization of $38,888
  in 1999 and $26,307 in 1998                                              140,956        150,928
                                                                          ---------     ---------

Total investment in cable television systems                               428,217        428,372

Other assets, net of accumulated amortization of $7,039 in 1999
 and $3,854 in 1998                                                         14,606         16,344
                                                                          ---------     ---------

  Total assets                                                            $448,410       $451,152
                                                                          =========     =========

                        LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Debt                                                                      $359,629       $337,905
Accounts payable                                                             1,204          2,678
Accrued expenses                                                            29,931         29,446
Subscriber advances                                                          1,888          1,510
Management fees payable                                                        751            962
                                                                          ---------     ---------

     Total liabilities                                                     393,403        372,501
                                                                          ---------     ---------

Commitments and contingencies                                                 -              -

MEMBERS' EQUITY
Capital contributions                                                      124,990        124,990
Accumulated deficit                                                        (69,983)       (46,339
                                                                          ---------     ---------

     Total members' equity                                                  55,007         78,651
                                                                          ---------     ---------

     Total liabilities and members' equity                                $448,410       $451,152
                                                                          =========     =========



          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                        Three Months Ended June 30,             Six Months Ended June 30,
                                        ---------------------------             -------------------------
                                           1999            1998                  1999             1998
                                         -------          -------               ------          --------
Revenues                                 $38,178          $34,125              $74,178           $60,068


Costs and expenses:
Service costs                             12,350           11,641               24,175            21,463
Selling, general, and
 administrative expenses                   7,301            6,238               14,502            11,541
Management fee expense                     1,923            1,575                3,588             2,782
Depreciation and amortization             21,029           16,193               41,431            27,422
                                        --------          --------            ---------         --------

Operating loss                            (4,425)          (1,522)              (9,518)           (3,140)
                                        --------          --------            ---------         ---------

Interest expense, net                      7,012            6,721               13,392            11,738
Other (income) expenses                     (259)             228                  734             3,568
                                        --------          --------            ---------         ---------

Net loss                                $(11,178)         $(8,471)            $(23,644)         $(18,446)
                                        ========          ========            =========         =========


          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        1999           1998
                                                                                     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $( 23,644)    $ (18,446)
  Adjustments to reconcile net loss to net cash flows from operating activities:
     Accretion of interest on seller note                                                    149           136
     Depreciation and amortization                                                        41,431        27,422
     Decrease (increase) in subscriber accounts receivable                                   170        (4,425)
     Decrease (increase) in prepaid expenses and other assets                                 22        (1,403)
     (Decrease) increase in accounts payable                                              (1,474)        4,095
     Increase in accrued expenses                                                            485        24,001
     Increase in subscriber advances                                                         378             9
     (Decrease) increase in management fees payable                                        ( 211)          414

   Net cash flows from operating activities                                               17,306        31,803
                                                                                      ----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                                  ( 35,891)      (16,884)
  Acquisitions of cable television systems                                                     -      (337,195)
  Other, net                                                                               ( 314)            -
                                                                                      ----------    -----------

   Net cash flows used in investing activities                                          ( 36,205)     (354,079)
                                                                                      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings                                                                         152,800       456,400
  Repayment of debt                                                                     (131,225)     (214,175)
  Capital contributions                                                                        -        94,000
  Financing costs                                                                        ( 3,333)      (13,568)
                                                                                      ----------    -----------

   Net cash flows from financing activities                                               18,242       322,657
                                                                                      ----------    -----------
   Net (decrease) increase in cash and cash equivalents                                    ( 657)          381

CASH AND CASH EQUIVALENTS, beginning of period                                             2,212         1,027
                                                                                      ----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   1,555     $   1,408
                                                                                      ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                             $  10,999     $   7,482



          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


(1)  Statement of Accounting Presentation and Other Information

     Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, was formed in July 1995 principally to acquire and operate cable television systems. As of June 30, 1999, the Company had acquired and was operating cable television systems in fourteen states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina.

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of 8 1/2% senior notes due 2008 (the "8 1/2% Senior Notes") and of $125,000 aggregate principal amount of 7 7/8% senior notes due 2011 (the "7 7/8% Senior Notes" and collectively with the 8 1/2% Senior Notes, the "Senior Notes") (see Note 3). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

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

     The consolidated financial statements as of June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

(2)  Acquisitions

     The Company completed the undernoted acquisitions (the "Acquired Systems") in 1998. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

     On January 9, 1998, the Company acquired the assets of a cable television system serving approximately 17,200 basic subscribers in Clearlake, California and surrounding communities (the "Clearlake System") for a purchase price of $21,400. The purchase price has been allocated based on an independent appraisal as follows: approximately $5,973 to property, plant and equipment, and approximately $15,427 to intangible assets. Additionally, approximately $226 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $370, which are included in accrued expenses. The acquisition of the Clearlake System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities (see Note 3).

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

     On January 23, 1998, the Company acquired the assets of cable television systems serving approximately 260,100 basic subscribers in various regions of the United States (the "Cablevision Systems") for a purchase price of approximately $308,200. The purchase price has been allocated based on an independent appraisal as follows: approximately $205,500 to property, plant and equipment, and approximately $102,700 to intangible assets. Additionally, approximately $3,500 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $3,750, which are included in accrued expenses. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with equity contributions and borrowings under the Company's bank credit facilities (see Note 3).

     On October 1, 1998, the Company acquired the assets of a cable television system serving approximately 3,800 basic subscribers in Caruthersville, Missouri (the "Caruthersville System") for a purchase price of $5,000. The purchase price has been allocated as follows: approximately $2,300 to property, plant and equipment, and approximately $2,700 to intangible assets. The acquisition of the Caruthersville System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities (see Note
3).

(3)  Debt


     As of June 30, 1999 and December 31, 1998, debt consisted of:

                                             June 30,          December 31,
                                              1999                1998
                                             --------          -----------
Mediacom:
 8 1/2% Senior Notes (a)                     $200,000            $200,000
 7 7/8% Senior Notes (b)                      125,000                -

Subsidiaries:
 Bank Credit Facilities (c)                    31,000             134,425
 Seller Note (d)                                3,629               3,480
                                             --------          -----------
                                             $359,629            $337,905
                                             ========          ===========

     (a) On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200,000 aggregate principal amount of 8 1/2% Senior Notes due on April 15, 2008. The 8 1/2% Senior Notes are unsecured obligations of the Company, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8 1/2% per annum, beginning from the date of issuance and is payable semi-annually on April 15 and October 15 of each year. The 8 1/2% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

     (b) On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The 7 7/8% Senior Notes are unsecured obligations of the Company, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 7 7/8% per annum, beginning from the date of issuance and is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999. The 7 7/8% Senior Notes may be redeemed at the option

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

       of Mediacom, in whole or part, at any time after February 15, 2006, at redemption prices decreasing from 103.938% of their principal amount to 100% in 2008, plus accrued and unpaid interest.

(c) On June 24, 1997, the Company entered into an eight and one-half year, $100,000 reducing revolver and term loan agreement (the "Western Credit Agreement"). On January 23, 1998, the Company entered into a separate eight and one-half year, $225,000 reducing revolver and term loan agreement (the "Southeast Credit Agreement" and together with the Western Credit Agreement, the "Bank Credit Agreements"). By separate amendments dated as of January 26, 1999 to each of the Bank Credit Agreements, the term loans were converted into additional revolving credit loans. At June 30, 1999, the aggregate commitments under the Bank Credit Agreements were $321,000. The Bank Credit Agreements are non-recourse to Mediacom and have no cross-default provisions relating directly to each other. The reducing revolving credit lines under the Bank Credit Agreements make available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 1998, ranging from 0.21% to 11.58% of the original commitment amount of the reducing revolver. The Bank Credit Agreements require mandatory reductions of the reducing revolver credit lines from excess cash flow, as defined, beginning December 31, 1999. The Bank Credit Agreements provide for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 1/2% per annum on the unused portion of available credit under the reducing revolver credit lines. The average interest rate on outstanding debt under the Bank Credit Agreements was 6.3% and 6.9% for the three months ended June 30, 1999 and December 31, 1998, respectively, before giving effect to the interest rate swap agreements discussed below.

       The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the pro forma debt service coverage ratio, as defined therein. The Bank Credit Agreements also require the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of its Bank Credit Agreements as of June 30, 1999.

       The Bank Credit Agreements are secured by Mediacom's pledge of all its ownership interests in the subsidiaries and a first priority lien on all the tangible and intangible assets of the operating subsidiaries, other than real property in the case of the Southeast Credit Agreement. The indebtedness under the Bank Credit Agreements is guaranteed by Mediacom on a limited recourse basis to the extent of its ownership interests in the operating subsidiaries. At June 30, 1999, the Company had $260,000 of unused bank commitments under the Bank Credit Agreements, all of which could have been borrowed by the operating subsidiaries for purposes of distributing such borrowed proceeds to Mediacom under the most restrictive covenants.

       As of June 30, 1999, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $50,000 is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Agreements. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. During the first quarter of 1999, the net proceeds from the offering of the 7 7/8% Senior Notes, in the amount of approximately $121,900, were used to repay a substantial portion of outstanding debt under the Bank Credit Agreements. As a result of this repayment of floating rate bank debt, approximately $19,000 of the $50,000 of Swaps outstanding as of June 30, 1999, no longer qualify as hedge instruments. Accordingly, such Swaps have

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


       been marked to market as of June 30, 1999, with a fair value of approximately $135 which is included in accrued expenses. The related effect to the consolidated statement of operations was approximately $619, which is included in other income for the three months ended June 30, 1999 and $135, which is included in other expenses for the six months ended June 30, 1999.

  (d) In connection with an acquisition completed in 1996, certain subsidiaries of Mediacom issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2,800, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the Seller Note and is payable at maturity or upon prepayment. For the five-year period ending June 28, 2001, the annual interest rate is 9.0%. After the initial five-year period, the annual interest rate increases to 15.0%, with an interest clawback for the first five years. After the initial seven-year period, the interest rate increases to 18.0%, with an interest clawback for the first seven years. There are no penalties associated with prepayment of this note.

       The Seller Note agreement contains a debt incurrence covenant limiting the ability of the Company to incur additional indebtedness under the Western Credit Agreement. The Seller Note is subordinated and junior in right of payment to all senior obligations of certain subsidiaries, as defined in the Western Credit Agreement.

     All debt outstanding as of June 30, 1999, matures after December 31, 2004.

(4)  Commitments and Contingencies

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the Federal Communications Commission (the "FCC") adopted comprehensive regulations governing rates charged to subscribers for basic cable and cable programming services. The FCC's authority to regulate the rates charged for cable programming services expired on March 31, 1999. Basic cable rates must be set using a benchmark formula. Alternatively, a cable operator can attempt to establish higher rates through a cost-of-service showing. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated rates using a simplified rate-setting methodology. This methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Approximately 70% of the basic subscribers served by the Company's cable television systems are covered by such FCC rules. Once rates for basic cable service have been established pursuant to one of these methodologies, the rate level can subsequently be adjusted only to reflect changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming costs and franchise-related obligations. FCC regulations also govern the rates which can be charged for the lease of customer premises equipment and for installation services.

     As a result of such legislation and FCC regulations, the Company's basic cable service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities.
The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the appropriate franchise authority if it is certified by the FCC to regulate basic cable service rates. If, as a result of the review process, the Company cannot substantiate the rates charged by its cable television systems for Regulated Services, the Company could be required to reduce its rates for Regulated Services to the appropriate level and refund the excess portion of rates received for up to one year prior to the implementation of any increase in rates for Regulated Services.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


     The Company's agreements with franchise authorities require the payment of fees of up to 5% of annual revenues. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for periods of up to fifteen years.

     On April 29, 1999, a bank issued two irrevocable letters of credit in the aggregate amount of $30,000 in favor of the seller of the Triax Systems (defined below) to secure the Company's performance under the related definitive agreement.

(5)  FASB 131 - Disclosure about Segments of an Enterprise and Related
     Information

     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires the Company to report segment financial information consistent with the presentations made to the Company's management for decision-making purposes. All revenues of the Company are derived solely from cable television operations and related activities. The decision making of the Company's management is based primarily on the impact of capital and operational resource allocations on the Company's consolidated system cash flow (defined as operating income (loss) before management fee expense, and depreciation and amortization). The Company's management evaluates such factors as the bandwidth capacity and other cable plant characteristics, the offered programming services, and the customer rates, when allocating capital and operational resources. The Company's consolidated system cash flow for the three months ended June 30, 1999 and 1998 was approximately $18,527, and $16,246, respectively, and for the six months ended June 30, 1999 and 1998 was approximately $35,501 and $27,064, respectively.

(6)  Recent Developments

     On April 29, 1999, the Company entered into a definitive agreement to acquire the cable television systems owned by Triax Midwest Associates, L.P. (the "Triax Systems") for a purchase price of $740,000. The Triax Systems serve approximately 341,500 basic subscribers in Arizona, Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin. Closing is expected in the fourth quarter of 1999 and is subject to regulatory and other customary approvals.

     On May 26, 1999, the Company entered into a definitive agreement to purchase the outstanding capital stock of Zylstra Communications Corporation (the "Zylstra Systems") for a purchase price of $21,500. The Zylstra Systems serve approximately 14,000 basic subscribers in Iowa, Minnesota, and South Dakota. Closing is expected in the second half of 1999 and is subject to regulatory and other customary approvals.

     On July 2, 1999, the Company signed an exclusive agreement, subject to completion of final documents, with SoftNet Systems, Inc. ("SoftNet"), a high-speed broadband Internet access and content services company, to deploy SoftNet's high speed Internet access services throughout the Company's cable television systems. In addition to a revenue sharing arrangement, the Company will receive 3.5 million shares of SoftNet's common stock as compensation for SoftNet's exclusive long-term rights to deliver high-speed Internet access services to the Company's customers. Under the terms of this agreement, over a period of three years the Company is required to upgrade its cable network to provide two-way communications capability in cable systems passing 900,000 homes, including the Triax Systems and Zylstra Systems, and make available such homes to SoftNet. There can be no assurance that the final documents for the transaction with SoftNet will be completed.

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                                June 30,          December 31,
                                                                                  1999              1998
                                                                              -----------        ------------
                        ASSETS                                                (Unaudited)
Note receivable - from affiliate for issuance of common stock                   $   100            $   100
                                                                                -------            -------

                Total assets                                                    $   100            $   100
                                                                                -------            -------

                LIABILITIES AND STOCKHOLDER'S EQUITY

Stockholder's equity

        Common Stock, par value $0.10; 200 shares authorized;
            100 shares issued and outstanding                                   $    10            $    10
        Additional paid-in capital                                                   90                 90
                                                                                -------            -------

                Total stockholder's equity                                      $   100            $   100
                                                                                -------            -------

                Total liabilities and stockholder's equity                      $   100            $   100
                                                                                -------            -------


                  See accompanying note to the balance sheets

                         MEDIACOM LLC AND SUBSIDIARIES

                          NOTES TO THE BALANCE SHEETS
                         (All dollar amounts in 000's)
                                  (Unaudited)

(1)  Organization

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation, wholly-owned by Mediacom LLC ("Mediacom"), was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of the 8 1/2% senior notes due April 15, 2008. Interest on the 8 1/2% senior notes is payable semi-annually on April 15 and October 15 of each year. Mediacom Capital does not conduct operations of its own.

     On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% senior notes due on February 15, 2011. The net proceeds from this offering of approximately $121,900 were used to repay a substantial portion of outstanding bank debt under the bank credit facilities of Mediacom's operating subsidiaries. Interest on the 7 7/8% senior notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

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

     Adjusted EBITDA represents operating income (loss) before depreciation and amortization. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA is included herein because the Company's management believes that Adjusted EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining Adjusted EBITDA. The Company's definition of Adjusted EBITDA may not be identical to similarly titled measures reported by other companies.

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

     The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of June 30, 1999, the Company had completed nine acquisitions of cable television systems that on such date passed approximately 523,000 homes and served approximately 355,800 basic subscribers. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

Results of Operations

     The following historical information includes the results of operations of the Clearlake System (acquired on January 9, 1998), the Cablevision Systems (acquired on January 23, 1998), and the Caruthersville System (acquired on October 1, 1998) (collectively, the "Acquired Systems") only for that portion of the respective period that such cable television systems were owned by the Company. See Note 2 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1998.

  Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues increased 11.9% to approximately $38.2 million for the three months ended June 30, 1999 as compared to $34.1 million for the three months ended June 30, 1998, primarily as a result of:

     . including the results of operations of the Caruthersville System in the 1999 period;

     . an increase in the average monthly basic service rate of $2.89 per basic subscriber; and

     . internal basic subscriber growth of 2.0%, excluding the acquisition of the Caruthersville System.

     Average monthly revenue per basic subscriber increased to $35.75 for the three months ended June 30, 1999, from $32.89 for the corresponding period of 1998. At June 30, 1999, the Company served approximately 355,800 basic subscribers compared to approximately 345,000 basic subscribers at June 30, 1998.

     Service costs increased 6.1% to approximately $12.4 million for the three months ended June 30, 1999, as compared to approximately $11.6 million for the three months ended June 30, 1998. The Caruthersville System accounted for approximately 28.6% of the total increase. Excluding the Caruthersville System, these costs increased by approximately $571,000 primarily as a result of increased programming costs, additional programming carried by the Company's systems and increased employee expenses. As a percentage of revenues, service costs were 32.3% for the three months ended June 30, 1999, as compared with 34.1% for the three months ended June 30, 1998.

     Selling, general and administrative expenses increased 17.0% to approximately $7.3 million for the three months ended June 30, 1999, as compared to approximately $6.2 million for the three months ended June 30, 1998. The Caruthersville System accounted for approximately 10.6% of the total increase. Excluding the Caruthersville System, these costs increased by approximately $983,000 primarily as a result of increased marketing costs associated with the promotion of new programming services and higher personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 19.1% for the three months ended June 30, 1999, as compared with 18.3% for the three months ended June 30, 1998.

     Management fee expense increased 22.1% to approximately $1.9 million for the three months ended June 30, 1999, from approximately $1.6 million in the comparable 1998 period, due to the higher revenues generated in the 1999 period.

     Depreciation and amortization expense increased 29.9% to approximately $21.0 million for the three months ended June 30, 1999, from approximately $16.2 million in the comparable 1998 period. This increase was substantially due to the Company's acquisitions in 1998 and additional capital expenditures associated with the upgrade of the Company's systems.

     Interest expense, net, increased 4.3% to approximately $7.0 million for the three months ended June 30, 1999, from approximately $6.7 million for the three months ended June 30, 1998. This increase was substantially due to higher average debt outstanding during the 1999 period. Other income was approximately $259,000 for the three months ended June 30, 1999 as compared to other expense of approximately $228,000 for the three months ended June 30, 1998. This change was principally due to a decrease in the fair value of interest rate swaps.

     Due to the factors described above, the Company generated a net loss of approximately $11.2 million for the three months ended June 30, 1999, compared to a net loss of approximately $8.5 million for the three months ended June 30, 1998.

     Adjusted EBITDA increased 13.2% to approximately $16.6 million for the three months ended June 30, 1999, from approximately $14.7 million for the three months ended June 30, 1998. This increase was substantially due to the reasons noted above. Adjusted EBITDA as a percentage of revenues increased to 43.5% for the three months ended June 30, 1999, from 43.0% for the three months ended June 30, 1998. On a pro forma basis, assuming the Acquired Systems were owned and operated by the Company as of January 1, 1998, Adjusted EBITDA increased by 12.1% for the three months ended June 30, 1999 over the comparable period in 1998.

  Six Months ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues increased 23.5% to approximately $74.2 million for the six months ended June 30, 1999, as compared to approximately $60.1 million for the six months ended June 30, 1998, primarily as a result of:

     . including the results of operations of the Acquired Systems for the full six month period in 1999;

     . an increase in the average monthly basic service rate of $2.98 per basic subscriber; and

     . internal basic subscriber growth of 2.0%, excluding the acquisition of the Caruthersville System.

     Service costs increased 12.6% to approximately $24.2 million for the six months ended June 30, 1999, as compared to approximately $21.5 million for the six months ended June 30, 1998. The Acquired Systems accounted for substantially all of this increase. As a percentage of revenues, service costs were 32.6% for the six months ended June 30, 1999, as compared with 35.7% for the six months ended June 30, 1998.

     Selling, general and administrative expenses increased 25.7% to approximately $14.5 million for the six months ended June 30, 1999, from approximately $11.5 million for the six months ended June 30, 1998. The Acquired Systems accounted for approximately 43.3% of the total increase. Excluding the Acquired Systems, these costs increased by approximately $1.7 million primarily as a result of increased marketing costs associated with the promotion of new programming services and increased personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 19.6% for the six months ended June 30, 1999 as compared with 19.2% for the six months ended June 30, 1998.

     Management fee expense increased 29.0% to approximately $3.6 million for the six months ended June 30, 1999, from approximately $2.8 million in the comparable 1998 period, due to the higher revenues generated in the 1999 period.

     Depreciation and amortization expense increased 51.1% to approximately $41.4 million for the six months ended June 30, 1999, from approximately $27.4 million in the comparable 1998 period. This increase was substantially due to the Company's acquisitions in 1998 and additional capital expenditures associated with the upgrade of the Company's systems.

     Interest expense, net, increased 14.1% to approximately $13.4 million for the six months ended June 30, 1999, from approximately $11.7 million for the six months ended June 30, 1998. This increase was substantially due to higher average debt outstanding during the 1999 period as a result of the debt incurred in connection with the purchase of the Acquired Systems. Other expenses decreased 79.4% to approximately $734,000 for the six months ended June 30, 1999, from approximately $3.6 million for the six months ended June 30, 1998. This decrease was principally due to acquisition fees incurred in the 1998 period in connection with the acquisition of the Clearlake System and the Cablevision Systems.

     Due to the factors described above, the Company generated a net loss of approximately $23.6 million for the six months ended June 30, 1999, compared to a net loss of approximately $18.4 million for the six months ended June 30, 1998.

     Adjusted EBITDA increased 31.4% to approximately $31.9 million for the six months ended June 30, 1999, from approximately $24.3 million for the six months ended June 30, 1998. This increase was substantially due to the inclusion of the results of operations of the Acquired Systems for the full six-month period in 1999, and the other factors described above. Adjusted EBITDA as a percentage of revenues increased to 43.0% for the six months ended June 30, 1999, from 40.4% for the six months ended June 30, 1998. On a pro forma basis, assuming the Acquired Systems were owned and operated by the Company as of January 1, 1998, Adjusted EBITDA increased 17.6% for the six months ended June 30, 1999 over the comparable period in 1998.

Liquidity and Capital Resources

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through the same sources.

     During the third quarter of 1998, the Company modified its previously disclosed five-year capital improvement program by accelerating its planned completion date to June 30, 2000. This accelerated program will enable the Company to deploy digital cable television technology and cable modem service earlier and more widespread than previously planned, beginning in 1999. Upon completion of the capital improvement program in June 30, 2000, the Company anticipates that over 85% of its existing customer base will be served by cable television systems with 550-750MHz bandwidth capacity.

     As a result of these strategic initiatives, total capital expenditures (other than those related to acquisitions) are budgeted at $66.0 million for 1999, of which approximately $35.9 million was spent during the six months ended June 30, 1999. The Company intends to utilize cash generated from operations and its available unused credit commitments under its subsidiary bank credit facilities, as described below, to fund its capital expenditures budget.

     From the Company's commencement of operations in March 1996 through December 31, 1997, the Company invested approximately $97.8 million (before closing costs) to acquire cable television systems serving approximately 66,700 basic subscribers as of June 30, 1999. In 1998, the Company invested approximately $334.6 million (before closing costs) to acquire cable television systems serving approximately 289,100 basic subscribers as of June 30, 1999. In the aggregate, the Company has invested approximately $432.4 million (before closing costs) to acquire its cable television systems serving approximately 355,800 basic subscribers as of June 30, 1999.

     Mediacom is a limited liability company that serves as the holding company for its various subsidiaries, each of which is also a limited liability company. To date, the Company's financing strategy has been to raise equity from its members and issue public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital, principally in the commercial bank market, through two stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital, and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

     As of June 30, 1999, in order to finance its working capital requirements, capital expenditures and acquisitions and to provide liquidity for future capital needs, the Company had completed the following financing arrangements:

     . $100.0 million subsidiary bank credit agreement expiring in September 2005;

     . $225.0 million subsidiary bank credit agreement expiring in September 2006;

     . $2.8 million original principal amount seller note issued in connection with the acquisition of a cable television system;

     .   $200.0 million offering of 8 1/2% senior notes in April 1998;

     .   $125.0 million offering of 7 7/8% senior notes in February 1999; and

     .   $125.0 million of equity capital contributed by Mediacom's members.

     As of June 30, 1999, the Company had entered into interest rate swap agreements to hedge a notional amount of $50.0 million of borrowings under the bank credit agreements, which expire from 2000 through 2002. For the three months ended June 30, 1999, the weighted average interest rate on all indebtedness outstanding under the Company's credit facilities was approximately 6.3%, before giving effect to the aforementioned interest rate swap agreements.

     As of June 30, 1999, a bank had issued two irrevocable letters of credit under the Company's existing bank credit agreements in the aggregate amount of $30.0 million (the "Acquisition Deposit") in favor of the seller of the Triax Systems to secure the Company's performance under the related agreement to acquire these systems.

     As of June 30, 1999, the Company had $260.0 million of unused credit commitments, all of which could have been borrowed and distributed to the Company under the most restrictive covenants in the bank credit agreements. Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three-month period ended June 30, 1999, the debt leverage ratio (defined as total debt at the end of the period, exclusive of the Acquisition Deposit, divided by annualized Adjusted EBITDA for the period) was 5.41x and the interest coverage ratio (defined as Adjusted EBITDA divided by interest expense, net for the period ) was 2.37x.

     On April 29, 1999, the Company signed a definitive agreement to purchase the cable television systems owned by Triax Midwest Associates, L.P. (the "Triax Systems") for $740.0 million, before closing costs and adjustments. As of June 30, 1999, the Triax Systems served approximately 341,500 basic subscribers in eight states, principally Illinois, Indiana, Iowa and Minnesota. The Company anticipates closing this transaction in the fourth quarter of 1999, subject to regulatory and other customary approvals.

     On May 26, 1999, the Company signed a definitive agreement to purchase all of the outstanding stock of Zylstra Communications Corporation (the "Zylstra Systems") for $21.5 million, before closing costs and adjustments. As of June 30, 1999, the Zylstra Systems served approximately 14,000 basic subscribers in Iowa, Minnesota and South Dakota. The Company anticipates closing this transaction in the second half of 1999, subject to regulatory and other customary approvals.

     The Company expects to spend $761.5 million, before adjustments and closing costs, to acquire the Triax Systems and Zylstra Systems. In order to finance these acquisitions and to provide liquidity for future capital needs, the Company plans to establish two new subsidiary credit facilities in an aggregate amount of $1.0 billion. The first facility would replace and combine the existing subsidiary bank credit facilities and provide a $400.0 million revolving credit facility and a $100.0 million term loan. The Company has received commitments from lenders for the $400.0 million revolving credit facility and is currently seeking commitments for the $100.0 million term loan. These commitments are subject to numerous conditions, including completion of documentation acceptable to the lenders. It is anticipated that the second facility would provide for an additional $500.0 million in credit commitments. The Company also expects to receive $10.5 million of new capital commitments from its members. The Company anticipates that these financing arrangements will be completed prior to closing the acquisition of the Triax Systems.

     The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, other than the definitive agreements to acquire the Triax Systems and Zylstra Systems, from time to time it negotiates with prospective sellers to acquire additional cable television systems. These potential acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditures and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations and complete its pending acquisitions. There can be no assurance that the Company will be able to complete the financing arrangements described above, or, if the Company was able to do so, that the terms would be favorable to the Company.

Recent Accounting Pronouncements

     In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2001, but has not quantified the impact or not yet determined the timing or method of the adoption.

Inflation and Changing Prices

     The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes are not expected to have a material effect on the Company's results of operations.

Year 2000

     The Company has formed a Year 2000 project management team responsible for overseeing, coordinating and reporting on the Year 2000 remediation efforts.
The Company has implemented a company-wide effort to assess and remediate its computer systems, related software and equipment. This effort will also help to ensure such systems, software and equipment can recognize, process and store information in the year 2000 and thereafter. Such Year 2000 remediation efforts include an assessment of the most critical systems, such as customer service and billing systems, headend facilities, business support operations, and other equipment and facilities. The Company is also verifying the Year 2000 readiness of its significant suppliers and vendors.

     As of June 30, 1999, the Company's assessment and remediation were substantially complete, and testing and implementation are 50% complete, with final completion expected in the fourth quarter of 1999.

     The project management team has also identified the Company's most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' Year 2000 readiness. Such verification includes reviewing vendors' test and other data and engaging in regular communications with vendors' Year 2000 teams. The Company is currently conducting tests to validate the Year 2000 compliance of certain critical products and services.

     The completion dates set forth above are based on current expectations. However, due to the uncertainties inherent in Year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

     The Company is in the process of acquiring certain cable television systems, and it is monitoring their Year 2000 remediation efforts. However, the Company cannot determine at this time the materiality of information technology and non-information technology issues, if any, relating to the Year 2000 problem affecting those cable television systems. The Company is in the process of including these pending acquisitions in its Year 2000 program and is not currently aware of any likely material Year 2000 problems.

ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 1999, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $50.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit facilities. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. Interest accrues at 7 7/8% per annum, beginning from the date of issuance and is payable semi-annually. The net proceeds from the offering of the 7 7/8% senior notes, in the amount of approximately $121.9 million, were used to repay a substantial portion of outstanding debt under the bank credit agreements. As a result of the repayment of floating rate bank debt, $19.0 million of the $50.0 million of Swaps outstanding as of June 30, 1999, no longer qualify as hedge instruments. Accordingly, such Swaps have been marked to market as of June 30, 1999 and had a fair value of approximately $135,000 which is included in accrued expenses. The related effect to the consolidated statement of operations was approximately $619,000 which is included in other income for the three months ended June 30, 1999 and approximately $135,000 which is included in other expenses for the six months ended June 30, 1999.

                                    PART II


ITEM 6.

(a)  Exhibits


Exhibit
-------
Number                          Exhibit Descriptions
------                          --------------------

 2.10 Stock Purchase Agreement dated May 25, 1999 by and among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra and Trusts under the Will dated June 3, 1982 of Roger E. Zylstra, deceased.

 27.1           Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDIACOM LLC


August 16, 1999         By:  /s/ Mark E. Stephan
                             -------------------
                                 Mark E. Stephan
                                 Senior Vice President,
                                 Chief Financial Officer, Treasurer
                                 And Principal Financial Officer

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MEDIACOM CAPITAL CORPORATION


August 16, 1999         By: /s/ Mark E. Stephan
                            -------------------
                            Mark E. Stephan
                            Treasurer, Secretary and
                            Principal Financial Officer