Form 10-Q
period 2003-09-30
MEDIACOM CAPITAL CORP; MEDIACOM LLC
filed 2003-11-12
CIK 1064117, 1064116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File Numbers:	333-82124-01
333-82124-04

Mediacom LLC
Mediacom Capital Corporation*

(Exact names of Registrants as specified in their charters)

New York		06-1433421
New York		06-1513997
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Numbers)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

		Page

PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited) - September 30, 2003 and December 31, 2002	1
	Consolidated Statements of Operations (unaudited) - Three Months Ended September 30, 2003 and 2002	2
	Consolidated Statements of Operations (unaudited) - Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 30, 2003 and 2002	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	16
PART II
Item 6.	Exhibits and Reports on Form 8-K	17

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,076	$20,890
Investments	2,983	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,176 and $1,106, respectively	25,355	20,709
Prepaid expenses and other assets	18,712	15,256

Total current assets	52,126	60,925
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Inventory, net	7,583	13,512
Property, plant and equipment, net of accumulated depreciation of $610,172 and $498,514, respectively	707,247	734,762
Intangible assets, net of accumulated amortization of $233,720 and $224,669, respectively	572,275	585,144

Total investment in cable television systems	1,287,105	1,333,418
Other assets, net of accumulated amortization of $15,292 and $13,044, respectively	20,487	22,897

Total assets	$1,509,718	$1,567,240

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,846	$80,520
Deferred revenue	16,263	14,890
Current portion of long-term debt	2,817	2,211

Total current liabilities	108,926	97,621
Long-term debt, less current portion	1,520,720	1,546,500
Other non-current liabilities	12,243	8,912

Total liabilities	1,641,889	1,653,033
MEMBER’S DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(680,692)	(634,314)

Total member’s deficit	(132,171)	(85,793)

Total liabilities and member’s deficit	$1,509,718	$1,567,240

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenues	$113,900	$104,536
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $31,599 and $47,636, respectively, shown separately below)	42,886	38,156
Selling, general and administrative expenses	19,561	17,798
Management fee expense	2,289	1,837
Depreciation and amortization	31,599	47,636

Operating income (loss)	17,565	(891)
Interest expense, net	(23,355)	(25,627)
Gain (loss) on derivative instruments, net	3,551	(672)
Investment income from affiliate	4,500	4,500
Other expenses	(2,676)	(1,144)

Net loss	$(415)	$(23,834)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Revenues	$336,602	$304,254
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $129,319 and $144,717, respectively, shown separately below)	125,492	112,966
Selling, general and administrative expenses	58,137	51,618
Management fee expense	5,711	6,178
Depreciation and amortization	129,319	144,717

Operating income (loss)	17,943	(11,225)
Interest expense, net	(74,956)	(76,706)
Gain on derivative instruments, net	1,238	1,423
Investment income from affiliate	13,500	13,500
Other expenses	(4,103)	(3,724)

Net loss	$(46,378)	$(76,732)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(46,378)	$(76,732)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	129,319	144,717
Gain on derivative instruments, net	(1,238)	(1,423)
Vesting of management stock	—	1,859
Gain on sale of investment	(675)	—
Amortization of deferred financing costs	2,410	2,911
Loss on sales of cable television systems	1,563	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(4,646)	69
Prepaid expenses and other assets	(3,456)	(8,504)
Accounts payable and accrued expenses	10,564	(45,359)
Deferred revenue	1,373	1,372
Other non-current liabilities	3,331	—

Net cash flows provided by operating activities	92,167	18,910

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(82,668)	(118,015)
Acquisitions of cable television systems	—	(6,548)
Proceeds from sale of cable television systems	3,056	—
Proceeds from sale of investments	1,762	—
Other investing activities	(1,694)	(30)

Net cash flows used in investing activities	(79,544)	(124,593)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	134,750	304,375
Repayment of debt	(163,187)	(199,375)
Financing costs	—	(39)

Net cash flows (used in) provided by financing activities	(28,437)	104,961

Net decrease in cash and cash equivalents	(15,814)	(722)
CASH AND CASH EQUIVALENTS, beginning of period	20,890	7,378

CASH AND CASH EQUIVALENTS, end of period	$5,076	$6,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$88,163	$90,577

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$3,263	$—

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization

     Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.

     Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, was organized for the sole purpose of acting as co-issuer with Mediacom of public debt securities. Mediacom Capital has nominal assets and does not conduct operations of its own.

(2) Statement of Accounting Presentation and Other Information

Basis of Preparation of Consolidated Financial Statements

     Mediacom has prepared these unaudited consolidated financial statements as of September 30, 2003 and 2002. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in a decrease in net loss for the three months and nine months ended September 30, 2003 of approximately $20.5 million.

Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3) Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

(4) Debt

     As of September 30, 2003 and December 31, 2002, debt consisted of:

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Bank credit facilities	$695,500	$723,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	3,037	211

	$1,523,537	$1,548,711
Less: current portion	2,817	2,211

Total long-term debt	$1,520,720	$1,546,500

     The average interest rates on debt outstanding under the bank credit facilities were 2.6% and 2.7% for the three and nine months ended September 30, 2003, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2003, the Company had unused credit commitments of approximately $340.3 million under its bank credit facilities, of which about $308.9 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. The Company was in compliance with all covenants under it debt arrangements as of September 30, 2003.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of September 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $330.0 million is fixed at a weighted average rate of approximately 3.3%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties. At September 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $7.7 million if these agreements were terminated, inclusive of accrued interest.

(5) Preferred Equity Investment in Affiliated Company

     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by Mediacom Communications Corporation. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the nine months ended September 30, 2003, the Company received in aggregate $13.5 million in cash dividends on the preferred equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

General

     Approximately 86.5% of the Company’s revenues for the three months ended September 30, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services (including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues. Data revenues from high-speed Internet access service and advertising revenues represent 11.6% and 1.9% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation primarily due to increases in the rates charged for existing programming services and to the introduction of new programming services to the Company’s basic subscribers. Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in programming. However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects charges incurred under the Company’s management agreements with its parent, Mediacom Communications Corporation (“MCC”).

     Actual Results of Operations

     Selected Operating Data. The table below provides selected operating data for the Company’s cable systems.

	September 30,	September 30,
	2003	2002

Basic subscribers	731,000	753,000
Digital customers	154,000	115,000
Data customers	113,000	67,000

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues. Revenues increased by 9.0% to $113.9 million for the three months ended September 30, 2003, as compared to $104.5 million for the three months ended September 30, 2002. Revenues by service offering were as follows (dollars in millions):

	Three Months Ended
	September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Video	$98.5	86.5%	$96.0	91.9%
Data	13.2	11.6	7.4	7.1
Advertising	2.2	1.9	1.1	1.0

	$113.9	100.0%	$104.5	100.0%

     Video revenues increased by 2.6% to $98.5 million for the three months ended September 30, 2003, as compared to $96.0 million for the three months ended September 30, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and a reduction in analog premium service units.

     Data revenues increased by 78.4% to $13.2 million for the three months ended September 30, 2003, as compared to $7.4 million for the three months ended September 30, 2002. Data revenues increased due to customer growth in the Company’s high-speed Internet access service.

     Advertising revenues increased by 100.0% to $2.2 million for the three months ended September 30, 2003, as compared to $1.1 million for the three months ended September 30, 2002. Advertising revenues increased primarily due to a greater number of markets managed by the Company’s advertising sales division.

     Service costs. Service costs increased 12.3% to $42.9 million for the three months ended September 30, 2003, as compared to $38.2 million for the three months ended September 30, 2002. Service costs increased primarily due to greater provisioning and technical support expenses related to customer growth in the Company’s high-speed Internet access service, and higher programming expenses for existing basic services. These increases were partially offset by lower programming costs related to a decline in basic subscribers. As a percentage of revenues, service costs were 37.7% for the three months ended September 30, 2003, as compared to 36.5% for the three months ended September 30, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.1% to $19.6 million for the three months ended September 30, 2003, as compared to $17.8 million for the three months ended September 30, 2002. This was primarily a result of increases in staffing and telecommunications costs related to customer service, advertising costs and bad debt expense. As a percentage of revenues, selling, general and administrative expenses were 17.2% for the three months ended September 30, 2003, as compared with 17.0% for the three months ended September 30, 2002.

     Management fee expense. The Company’s management fee expense increased 27.8% to $2.3 million for the three months ended September 30, 2003, as compared to $1.8 million for the three months ended September 30, 2002. The increase was due to greater overhead costs charged by MCC during the three month period ended September 30, 2003. The Company recognized $0.4 million of non-cash stock charges during the three months ended September 30, 2002, which represented vesting in equity interests granted to certain members of MCC’s management team. As a percentage of revenues, management fee expense was 2.0% for the three months ended September 30, 2003, as compared with 1.7% for the three months ended September 30, 2002.

     Depreciation and amortization. Depreciation and amortization decreased 33.6% to $31.6 million for the three months ended September 30, 2003, as compared to $47.6 million for the three months ended September 30, 2002. The decrease was due to changes in the estimated useful lives of the Company’s cable systems and equipment in conjunction with its recently completed network upgrade and rebuild program. These changes reduced depreciation by $20.5 million for the three months ended September 30, 2003, offset in part by increased depreciation for the Company’s ongoing investments in its cable systems. See Note 2 to the Company’s consolidated financial statements.

     Interest expense, net. Interest expense, net, decreased 8.6% to $23.4 million for the three months ended September 30, 2003, as compared to $25.6 million for the three months ended September 30, 2002. This was primarily due to lower market interest rates during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, and the expiration during 2003 of certain interest rate exchange agreements with high fixed interest rates. This was partially offset by higher average indebtedness and an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $270.0 million as of September 30, 2002 to $330.0 million as of September 30, 2003. The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates paid by the Company under its bank credit facilities for the three months ended September 30, 2003 and 2002.

     Gain (loss) on derivative instruments, net. Gain (loss) on derivative instruments, net, was a gain of $3.6 million for the three months ended September 30, 2003, as compared to a loss of $0.7 million for the three months ended September 30, 2002. This was primarily due to an increase in market interest rates during the three months ended September 30, 2003, as compared to a decline in market interest rates during the three months ended September 30, 2002.

     Investment income from affiliate. Investment income from affiliate was $4.5 million for the three months ended September 30, 2003 and September 30, 2002. This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC. See “Liquidity and Capital Resources”-“Investing Activities.”

     Other expenses. Other expenses were $2.7 million for the three months ended September 30, 2003, and for the three months ended September 30, 2002. Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments, and for the three months ended September 30, 2003 included a $1.6 million loss on sales of cable television systems.

     Net loss. Due to the factors described above, the Company generated a net loss of $0.4 million for the three months ended September 30, 2003, as compared to a net loss of $23.8 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenues. Revenues increased by 10.6% to $336.6 million for the nine months ended September 30, 2003, as compared to $304.3 million for the nine months ended September 30, 2002. Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended
	September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Video	$296.0	87.9%	$283.6	93.2%
Data	35.0	10.4	17.2	5.7
Advertising	5.6	1.7	3.5	1.1

	$336.6	100.0%	$304.3	100.0%

     Video revenues increased by 4.4% to $296.0 million for the nine months ended September 30, 2003, as compared to $283.6 million for the nine months ended September 30, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and a reduction in analog premium service units.

     Data revenues increased by 103.5% to $35.0 million for the nine months ended September 30, 2003, as compared to $17.2 million for the nine months ended September 30, 2002. Data revenues increased due to customer growth in the Company’s high-speed Internet access service.

     Advertising revenues increased by 60.0% to $5.6 million for the nine months ended September 30, 2003, as compared to $3.5 million for the nine months ended September 30, 2002. Advertising revenues increased primarily due to a greater number of markets managed by the Company’s advertising sales division.

     Service costs. Service costs increased 11.1% to 125.5 million for the nine months ended September 30, 2003, as compared to $113.0 million for the nine months ended September 30, 2002. Service costs for the nine months ended September 30, 2002 included $1.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater provisioning and technical support expenses directly related to customer growth in the Company’s high-speed Internet access service and the higher programming expenses for existing basic services. These increases were partially offset by lower programming costs related to a decline in basic subscribers and analog premium service units. As a percentage of revenues, service costs were 37.3% for the nine months ended September 30, 2003, as compared with 37.1% for the nine months ended September 30, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.6% to $58.1 million for the nine months ended September 30, 2003, as compared to $51.6 million for the nine months ended September 30, 2002. This was primarily a result of increases in bad debt expense, staffing and telecommunications costs related to customer service, advertising costs and marketing expenses. As a percentage of revenues, selling, general and administrative expenses were 17.3% for the nine months ended September 30, 2003, as compared with 17.0% for the nine months ended September 30, 2002.

     Management fee expense. The Company’s management fee expense decreased 8.1% to $5.7 million for the nine months ended September 30, 2003, as compared to $6.2 million for the nine months ended September 30, 2002. The decrease was due to the recognition of $1.9 million of non-cash stock charges during the nine months ended September 30, 2002, offset by greater overhead costs charged by MCC during the nine month period ended September 30, 2003. These non-cash charges represented vesting in equity interests granted to certain members of MCC’s management team. As a percentage of revenues, management fee expense was 1.7% for the nine months ended September 30, 2003, as compared with 2.0% for the nine months ended September 30, 2002.

     Depreciation and amortization. Depreciation and amortization decreased 10.6% to $129.3 million for the nine months ended September 30, 2003, as compared to $144.7 million for the nine months ended September 30, 2002. The decrease was due to changes in the estimated useful lives of the Company’s cable systems and equipment in conjunction with its recently completed network upgrade and rebuild program. These changes reduced depreciation by $20.5 million for the nine months ended September 30, 2003, offset in part by increased depreciation for the Company’s ongoing investments in its cable systems. See Note 2 to the Company’s consolidated financial statements.

     Interest expense, net. Interest expense, net, decreased 2.2% to $75.0 million for the nine months ended September 30, 2003, as compared to $76.7 million for the nine months ended September 30, 2002. This was primarily due to lower market interest rates during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, and the expiration during 2003 of certain interest rate exchange agreements with high fixed interest rates. This was partially offset by higher average indebtedness and an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $270.0 million as of September 30, 2002 to $330.0 million as of September 30, 2003. The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates paid by the Company under its bank credit facilities for the nine months ended September 30, 2003 and 2002.

     Gain on derivative instruments, net. Gain on derivative instruments, net, was $1.2 million for the nine months ended September 30, 2003, as compared to $1.4 million for the nine months ended September 30, 2002. In both periods, the gain was primarily due to the reduction in the time to maturity of the Company’s interest rate exchange agreements.

     Investment income from affiliate. Investment income from affiliate was $13.5 million for the nine months ended September 30, 2003 and September 30, 2002. This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC. See “Liquidity and Capital Resources”-“Investing Activities.”

     Other expenses. Other expenses were $4.1 million for the nine months ended September 30, 2003, as compared to $3.7 million for the nine months ended September 30, 2002. Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments, and for the nine months ended September 30, 2003 also included a $1.6 million loss on sales of cable television systems. Other expenses for the nine months ended September 30, 2003 were offset by a gain on sale of investment amounting to $0.7 million.

     Net loss. Due to the factors described above, the Company generated a net loss of $46.4 million for the nine months ended September 30, 2003, as compared to a net loss of $76.7 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     The Company’s business requires capital for the upgrade, expansion and maintenance of its cable network and for the introduction of new advanced broadband services. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

  Operating Activities

     Net cash flows provided by operating activities were $92.2 million for the nine months ended September 30, 2003, as compared to $18.9 million for the corresponding period in 2002. The increase in net operating cash flows was primarily due to reductions in net loss and in the use of cash for certain working capital accounts for the nine months ended September 30, 2003.

  Investing Activities

     Net cash flows used in investing activities were $79.5 million and $124.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net investing cash flows resulted primarily from a reduction in capital expenditures for the nine month period ended September 30, 2003.

     The Company’s capital expenditures were $85.9 million for the nine months ended September 30, 2003, inclusive of $3.3 million of vehicles purchased and financed under capital leases, as compared to $118.0 million for the nine months ended September 30, 2002. As of September 30, 2003, as a result of the Company’s cumulative capital investment in its network upgrade program, approximately 98% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 96% of the Company’s homes passed were activated with two-way communications capability. As of September 30, 2003, the Company’s digital cable service was available to approximately 99% of its basic subscribers, and the Company’s high speed Internet access service was marketed to about 96% of the homes passed by its cable systems.

     The Company has recently completed its planned network upgrade program and expects prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. The Company expects to invest approximately $105.0 million to $110.0 million in capital expenditures in 2003.

     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the nine months ended September 30, 2003, the Company received in aggregate $13.5 million of cash dividends on the preferred equity.

  Financing Activities

     Net cash flows used in financing activities were $28.4 million and net cash flows provided by financing activities were $105.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net financing cash flows resulted from lower borrowing requirements for the nine months ended September 30, 2003, principally due to the above-mentioned increase in net cash flows provided by operating activities and the reduction of capital expenditures.

     The Company has two bank credit facilities in the aggregate amount of $1.04 billion. These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 81/2% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from December 2003 through March 2007, to hedge $330.0 million of floating rate debt. Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements. However, the Company does not anticipate their nonperformance. As of September 30, 2003, about 76% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of September 30, 2003, the Company’s total debt was approximately $1.52 billion, it had unused credit commitments of about $340.3 million under its bank credit facilities and its annualized cost of debt capital was approximately 6.5%. On such date, approximately $308.9 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of September 30, 2003, the Company was in compliance with all covenants under its debt arrangements.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital and capital expenditures. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its long-term business plan, service the Company’s debt obligations and complete any future acquisitions. However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Critical Accounting Policies

     The foregoing discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically the Company evaluates its estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following represent the most significant and subjective estimates used in the preparation of its consolidated financial statements:

  Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

  Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review.

  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

Inflation and Changing Prices

     The Company’s systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission’s existing cable rate regulations, the Company may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $330.0 million is fixed at a weighed average rate of approximately 3.3%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties. At September 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $7.7 million if it terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of the Company’s debt as of September 30, 2003 (dollars in thousands). See Note 4 to the Company’s unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:
October 1, 2003 to September 30, 2004	$—	$2,000	$817	$2,817
October 1, 2004 to September 30, 2005	—	2,000	830	2,830
October 1, 2005 to September 30, 2006	—	117,250	856	118,106
October 1, 2006 to September 30, 2007	—	182,000	534	182,534
October 1, 2007 to September 30, 2008	200,000	298,250	—	498,250
Thereafter	625,000	94,000	—	719,000

Total	$825,000	$695,500	$3,037	$1,523,537

Fair Value	$779,416	$695,500	$3,037	$1,477,953

Weighted Average Interest Rate	9.0%	2.7%	3.1%	6.0%

ITEM 4.    CONTROLS AND PROCEDURES

Mediacom LLC

     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of the Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of the Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Capital Broadband Corporation

(b)  Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

November 11, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Senior Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 11, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Senior Vice President and Chief Financial Officer