Form 10-Q/A
period 2003-03-31
MEDIACOM CAPITAL CORP
filed 2004-01-09
CIK 1064117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

EXPLANATORY NOTE

Mediacom LLC and Mediacom Capital Corporation hereby amend their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed on May 15, 2003, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends the following section on the Form 10-Q:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The third paragraph under Liquidity and Capital Resources – Investing Activities reflects a typographical correction to the 2003 capital expenditure guidance to between $120.0 million and $130.0 million.

It was intended that Mediacom LLC and Mediacom Capital Corporation jointly file the Form 10-Q/A on May 20, 2003. When the Form 10-Q/A was delivered electronically to the SEC, the filing agent inadvertently omitted the filing codes of Mediacom Capital Corporation. As a result, only Mediacom LLC was listed on the SEC database as having filed the Form 10-Q/A. This report is being resubmitted to the SEC to reflect that the Form 10-Q/A has been filed by Mediacom Capital Corporation.

PART I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Organization

Mediacom LLC (“Mediacom”) was organized as a New York limited liability company in July 1995 and serves as a holding company for its operating subsidiaries. Mediacom Capital Corporation, Mediacom’s wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as a co-issuer with Mediacom of public debt securities and does not conduct operations of its own. Mediacom Communications Corporation (“MCC”) was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of MCC’s initial public offering, MCC issued shares of its common stock in exchange for all of Mediacom’s outstanding membership interests and became Mediacom’s sole member and manager. See Note 1 of the Company’s consolidated financial statements.

General

Approximately 89.3% of the Company’s revenues for the three months ended March 31, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues. Data revenues from high-speed Internet access services and advertising revenues represent 9.4% and 1.3% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services. Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming. However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects charges incurred under the Company’s management agreements with MCC.

Depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, has caused the Company to report net losses. The Company believes that such net losses are common for cable television companies.

Actual Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Selected Operating Data. The table below provides selected operating data for the Company’s cable systems.

	March 31, 2003	March 31, 2002
Basic subscribers	750,000	762,000
Digital customers	139,000	97,000
Data customers	92,000	45,000

Revenues. Revenues increased by 12.3% to $109.1 million for the three months ended March 31, 2003, as compared to $97.2 million for the three months ended March 31, 2002. Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2003		2002
	Amount	% of Revenues	Amount	% of Revenues
Video	$97.4	89.3%	$92.1	94.8%
Data	10.3	9.4	4.1	4.2
Advertising	1.4	1.3	1.0	1.0

	$109.1	100.0%	$97.2	100.0%

Video revenues increased by 5.8% to $97.4 million for the three months ended March 31, 2003, as compared to $92.1 million for the three months ended March 31, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and analog premium service units.

Data revenues increased by 153.7% to $10.3 million for the three months ended March 31, 2003, as compared to $4.1 million for the three months ended March 31, 2002. Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

Advertising revenues increased by 39.3% to $1.4 million for the three months ended March 31, 2003, as compared to $1.0 million for the three months ended March 31, 2002. Advertising revenues increased primarily due to a general improvement in local and national advertising markets and new markets managed by the Company’s advertising sales business.

Service costs. Service costs increased 10.0% to $40.8 million for the three months ended March 31, 2003, as compared to $37.1million for the three months ended March 31, 2002. Service costs for the three months ended March 31, 2002 include $1.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher programming expenses, most notably rate increases by programming suppliers for existing basic services, including sports programming. The increase in programming expenses was partially offset by lower programming costs related to a decline in analog premium service units. As a percentage of revenues, service costs were 37.4% for the three months ended March 31, 2003, as compared with 38.2% for the three months ended March 31, 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.1% to $19.2 million for the three months ended March 31, 2003, as compared to $17.0 million for the three months ended March 31, 2002. Selling, general and administrative expenses increased primarily as a result of higher bad debt expense, taxes and fees, marketing expenses related to the Company’s digital and high-speed Internet services and advertising expenses related to the Company’s new markets. As a percentage of revenues, selling, general and administrative expenses were 17.6% for the three months ended March 31, 2003 as compared with 17.5% for the three months ended March 31, 2002.

Management fee expense. The Company’s management fee expense increased 14.7% to $1.7 million for the three months ended March 31, 2003, as compared to $1.5 million for the three months ended March 31, 2002. This increase reflects greater overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.5% for the three months ended March 31, 2003 and March 31, 2002.

Depreciation and amortization. Depreciation and amortization increased 11.2% to $49.7 million for the three months ended March 31, 2003, as compared to $44.7 million for the three months ended March 31, 2002. The increase is due to the Company’s ongoing investments in its cable systems.

Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense were $1.0 million for the three months ended March 31, 2002. This charge represented vesting in equity interests granted to certain members of MCC’s management team.

Interest expense, net. Interest expense, net, increased 2.7% to $26.2 million for the three months ended March 31, 2003 as compared to $25.5 million for the three months ended March 31, 2002. This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $170.0 million as of March 31, 2002 to $440.0 million as of March 31, 2003. The Company pays fixed interest rates under its interest rate exchange agreements.

Gain on derivative instruments, net. Gain on derivative instruments, net, was $0.5 million for the three months ended March 31, 2003, as compared to $2.2 million for the three months ended March 31, 2002. The reduction in this gain was primarily due to higher notional amounts of interest rate exchange agreements outstanding during the three months ended March 31, 2003 and a decline in market interest rates.

Investment income from affiliate. Investment income from affiliate was $4.5 million for the three months ended March 31, 2003, and for the three months ended March 31, 2002. This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC. See “Liquidity and Capital Resources”-”Investing Activities.”

Other expenses. Other expenses were $1.0 million for the three months ended March 31, 2003, as compared to $1.4 million for the three months ended March 31, 2002. These charges represent fees on unused credit commitments and amortization of deferred financing costs.

Net loss. Due to the factors described above, the Company generated a net loss of $24.4 million for the three months ended March 31, 2003 as compared to a net loss of $24.2 million for the three months ended March 31, 2002.

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

Operating Activities

Net cash flows provided by operating activities were $14.0 million for the three months ended March 31, 2003 as compared to net cash flows used in operations of $24.2 million for the corresponding period in 2002. The increase in net cash flows was primarily attributable to less cash used for accounts payable and accrued expenses for the three months ended March 31, 2003.

Investing Activities

Net cash flows used in investing activities were $27.2 million and $43.3 million for the three months ended March 31, 2003 and 2002, respectively. The change in net cash flows resulted from a reduction in capital expenditures for the three months ended March 31, 2003.

The Company’s capital expenditures were $27.1 million for the three months ended March 31, 2003. As of March 31, 2003, as a result of the Company’s cumulative capital investment in its network upgrade program, approximately 97% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 94% of the Company’s homes passed were activated with two-way communications capability. As of March 31, 2003, the Company’s digital cable service was available to approximately 95% of its basic subscribers, and the Company’s data service was marketed to about 89% of its homes passed by the Company’s cable systems.

The Company expects to complete its planned network upgrade program by June 2003, at which time the Company anticipates that approximately 99% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the costs of new advanced service installations and equipment, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $120.0 million and $130.0 million in capital expenditures in 2003.

In July 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, that was funded with borrowings under the Company’s bank credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the three months ended March 31, 2003, the Company received a $4.5 million cash dividend on the preferred equity.

Financing Activities

Net cash flows provided by financing activities were $2.8 million and $66.0 million for the three months ended March 31, 2003 and 2002, respectively. The net change in cash flows resulted from lower borrowing requirements for the three months ended March 31, 2003.

The Company has two bank credit facilities, each in the amount of $550.0 million. These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

The Company has entered into interest rate exchange agreements, which expire from April 2003 through March 2007, to hedge $440.0 million of floating rate debt. Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements. However, the Company does not anticipate their nonperformance. As of the date of this report, about 77% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

As of March 31, 2003, the Company’s total debt was approximately $1.55 billion, it had unused credit commitments of about $332.1 million under its bank credit facilities and its annualized cost of debt capital was approximately 6.9%. On such date, approximately $265.3 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of March 31, 2003, the Company was in compliance with all covenants under its debt arrangements.

Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its long-term business plan, service the Company’s debt obligations and complete any future acquisitions. However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

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

The Company believes the following represent the most significant and subjective estimates used in the preparation of its consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at March 31, 2003.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed prior to September 30, 2003.

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

PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom Capital Corporation

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K—Regulation FD Disclosure, dated March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

January 9, 2004	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Senior Vice President and Chief Financial Officer