Form 10-Q
period 2005-06-30
MEDIACOM CAPITAL CORP; MEDIACOM LLC
filed 2005-08-12
CIK 1064117, 1064116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

Commission File Numbers:	333-57285-01
333-57285
Mediacom LLC
Mediacom Capital Corporation*
(Exact names of Registrants as specified in their charters)

New York New York (State or other jurisdiction of incorporation or organization)	06-1433421 06-1513997 (I.R.S. Employer Identification Numbers)
100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)
(845) 695-2600
(Registrants’ telephone number)
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable
     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. Factors that could cause actual results to differ from those contained in the forward-looking statements include: competition in our video, high-speed Internet access and telephone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,952	$12,131
Investments	1,088	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,293 and $856, respectively	26,241	26,929
Prepaid expenses and other assets	10,424	14,216

Total current assets	45,705	55,263
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $775,068 and $728,048, respectively	705,969	698,363
Intangible assets, net of accumulated amortization of $243,177 and $242,615, respectively	564,300	564,862

Total investment in cable television systems	1,270,269	1,263,225
Other assets, net of accumulated amortization of $11,368 and $14,443, respectively	21,851	23,412

Total assets	$1,487,825	$1,491,900

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$108,194	$107,520
Deferred revenue	18,689	17,876
Current portion of long-term debt	6,398	6,384

Total current liabilities	133,281	131,780
Long-term debt, less current portion	1,464,588	1,466,793
Other non-current liabilities	10,757	12,634

Total liabilities	1,608,626	1,611,207
Commitments and contingencies

MEMBERS’ DEFICIT
Capital contributions	548,476	548,521
Deferred compensation	(504)	—
Paid-in capital	598	—
Accumulated deficit	(669,371)	(667,828)

Total members’ deficit	(120,801)	(119,307)

Total liabilities and members’ deficit	$1,487,825	$1,491,900

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenues	$123,038	$121,137

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $24,567 and $27,423, respectively, shown separately below)	49,132	45,774
Selling, general and administrative expenses	23,438	21,931
Management fee expense	2,532	2,235
Depreciation and amortization	24,567	27,423

Operating income	23,369	23,774

Interest expense, net	(24,484)	(23,861)
Loss on early extinguishment of debt	(4,742)	—
(Loss) gain on derivatives, net	(733)	8,262
Gain on sale of assets and investments, net	1,183	5,885
Investment income from affiliate	4,500	4,500
Other expense	(1,277)	(1,025)

Net (loss) income	$(2,184)	$17,535

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenues	$240,536	$239,914

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $48,787 and $53,749, respectively, shown separately below)	97,114	91,600
Selling, general and administrative expenses	46,251	43,213
Management fee expense	4,910	4,440
Depreciation and amortization	48,787	53,749

Operating income	43,474	46,912

Interest expense, net	(50,146)	(47,799)
Loss on early extinguishment of debt	(4,742)	—
Gain on derivatives, net	2,360	4,870
Gain on sale of assets and investments, net	1,183	5,885
Investment income from affiliate	9,000	9,000
Other expense	(2,672)	(2,076)

Net (loss) income	$(1,543)	$16,792

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,543)	$16,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,787	53,749
Gain on derivatives, net	(2,360)	(4,870)
Gain on sale of assets and investments, net	(1,183)	(5,885)
Loss on early extinguishment of debt	4,742	—
Amortization of original issue discounts and deferred financing costs	1,618	1,657
Amortization of deferred compensation	49	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	688	(1,798)
Prepaid expenses and other assets	4,028	(10,995)
Accrued liabilities	673	11,653
Deferred revenue	813	1,924
Other non-current liabilities	(1,877)	3,536

Net cash flows provided by operating activities	54,435	65,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,622)	(35,739)
Acquisition of cable television systems	—	(3,372)
Proceeds from the sale of assets and investments	2,082	10,556
Other investment activities	—	(424)

Net cash flows used in investing activities	(53,540)	(28,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	451,000	36,000
Repayment of debt	(253,190)	(77,330)
Redemption of senior notes	(202,834)	—
Other financing activities	(50)	—

Net cash flows used in financing activities	(5,074)	(41,330)

Net decrease in cash and cash equivalents	(4,179)	(4,546)
CASH AND CASH EQUIVALENTS, beginning of period	12,131	13,417

CASH AND CASH EQUIVALENTS, end of period	$7,952	$8,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$54,628	$48,417

The accompanying notes to the unaudited consolidated financial
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
     Mediacom relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom could differ from those that would have resulted had Mediacom operated autonomously or as an entity independent of MCC.
     Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, co-issued, jointly and severally with Mediacom, public debt securities. Mediacom Capital has no operations, revenues or cash flows, and has no assets, liabilities or stockholders’ equity on its consolidated balance sheets other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.
(2) Statement of Accounting Presentation and Other Information
Basis of Preparation of Unaudited Consolidated Financial Statements
     Mediacom has prepared these unaudited consolidated financial statements as of June 30, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.
Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
Programming Costs
     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. The Company recognizes programming costs when it distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company records them as liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipments and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years
     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, the addition of network and other equipment and new customer installations. Repairs and maintenance are expensed as incurred. Capitalized costs include direct labor and material as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a separate component in the consolidated statement of operations.
Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.
Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets and therefore not amortizable. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Instruments
     The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities in its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.
Income Taxes
     Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the Company is reported in MCC’s income tax returns.
Comprehensive Income
     SFAS No.130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.
Reclassifications
     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.
(3) Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the SEC approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statements of operations.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Property, Plant and Equipment
     As of June 30, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	June 30,	December 31,
	2005	2004
Land and land improvements	$1,476	$1,428
Buildings and leasehold improvements	16,508	15,606
Cable systems, equipment and subscriber devices	1,417,813	1,365,701
Vehicles	28,489	28,347
Furniture, fixtures and office equipment	16,751	15,329

	1,481,037	1,426,411
Accumulated depreciation	(775,068)	(728,048)

Property, plant and equipment, net	$705,969	$698,363

     Depreciation expenses for the three and six months ended June 30, 2005 were approximately $24.3 million and $48.2 million, respectively, and $25.3 million and $49.4 million for the respective periods in 2004. As of June 30, 2005 and 2004, the Company had property under capitalized leases of $4.7 million and $4.7 million, respectively, before accumulated depreciation, and $3.3 million and $4.1 million, respectively, net of accumulated depreciation. During the three and six months ended June 30, 2005, the Company capitalized interest expense of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2004, the Company capitalized $0.3 million and $0.7 million, respectively.
(5) Intangible Assets
     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting.
     The following table summarizes the net asset value for each intangible asset category as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
June 30, 2005	Value	Amortization	Value
Franchise costs	$654,708	$102,195	$552,513
Goodwill	14,217	2,682	11,535
Subscriber Lists	132,857	132,607	250
Covenants not to compete	5,695	5,693	2

	$807,477	$243,177	$564,300

	Gross Asset	Accumulated	Net Asset
December 31, 2004	Value	Amortization	Value
Franchise costs	$654,708	$102,195	$552,513
Goodwill	14,217	2,682	11,535
Subscriber Lists	132,857	132,095	762
Covenants not to compete	5,695	5,643	52

	$807,477	$242,615	$564,862

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense for the three and six months ended June 30, 2005 was approximately $0.3 million and $0.6 million, respectively, and $2.1 million and $4.3 million for the respective periods in 2004. The Company’s estimated aggregate amortization expense for 2005 is $0.3 million, after which the assets will be fully amortized.
     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed its last impairment test as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of June 30, 2005, there have been no events since then that would require an impairment analysis to be completed before the next annual test date.
(6) Accrued Liabilities
     Accrued liabilities consist of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Accrued interest	$30,272	$33,041
Accrued payroll and benefits	8,534	7,724
Accrued programming costs	27,798	25,693
Accrued property, plant and equipment	8,119	8,394
Accrued service costs	5,899	5,738
Accrued taxes and fees	13,859	13,667
Accrued telecommunications	1,402	4,436
Subscriber advance payments	5,000	4,747
Other accrued expenses	7,311	4,080

	$108,194	$107,520

(7) Debt
     As of June 30, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

	June 30,	December 31,
	2005	2004
Bank credit facilities	$844,250	$646,000
8 1/2% senior notes	—	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	1,736	2,177

	$1,470,986	$1,473,177
Less: current portion	6,398	6,384

Total long-term debt	$1,464,588	$1,466,793

     The average interest rates on debt outstanding under the bank credit facilities were 5.2% and 2.5% as of June 30, 2005 and 2004, respectively, before giving effect to the interest rate exchange agreements discussed below. In January 2005, the Company borrowed the full amount under a $200.0 million delayed-draw term loan facility and used the proceeds to reduce debt outstanding under the Company’s revolving credit facility and to loan $88.0 million to Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, in the form of a demand note.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2005, the Company had unused credit commitments of approximately $293.6 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through June 30, 2005.
     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of June 30, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.2%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements are the estimated amounts that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At June 30, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $4.0 million, which is a component of other assets.
     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a loss of $0.7 million and a gain of $8.3 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $2.4 million and $4.9 million for the six months ended June 30, 2005 and 2004, respectively.
     In April 2005, the Company redeemed all of its outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of the Company’s credit facilities. The Company has recorded on its consolidated statement of operations a loss on early extinguishment of debt of $4.7 million, representing $2.8 million of call premium and the write-off of $1.9 million of original issue discount and deferred financing costs.
     In April 2005, Mediacom Broadband repaid the $88.0 million loan plus accrued interest to the Company.
     As of June 30, 2005, approximately $9.4 million letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
(8) Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended. Compensation expense for stock options, restricted stock units and other equity awards to employees is recorded by measuring the intrinsic value, defined as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock, and amortizing the intrinsic value to compensation expense over the vesting period of the award.
     During the six months ended June 30, 2005, certain employees received grants of stock options and restricted stock units exercisable on underlying MCC shares. The stock option grants totaled 18,000 options which had an exercise price of $5.42 and vest equally over four years. The restricted stock units were granted in two tranches. The first tranche was a grant of 25,800 restricted stock units at a grant price of $5.69 and vests equally over four years. The second tranche was a grant of 75,000 restricted stock units at a grant price of $5.42 with a cliff vest at the end of four years.
     No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the exercise price of the options was at fair market value at the date of grant. As of June 30, 2005, the Company has recorded approximately $0.6 million of intrinsic value related to the restricted stock unit awards as deferred compensation and paid-in capital in its consolidated balance sheets, and during the three and six months ended June 30, 2005, the Company amortized $35,000 and $49,000, respectively, of deferred compensation as compensation expense in its consolidated statements of operations.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income (loss) would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(2,184)	$17,535	$(1,543)	$16,792
Add: Total stock-based compensation expense included in net income as reported above	35	—	49	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(183)	(566)	(437)	1,193

Pro forma net income (loss)	$(2,332)	$16,969	$(1,931)	$17,985

The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosure above are not likely to be representative of the effects on the pro forma disclosure in the future.
(9) Investment in Affiliated Company
     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the six months ended June 30, 2005, the Company received in aggregate $9.0 million in cash dividends on the preferred equity.
(10) Loan to Affiliated Company — Note Receivable
     In January 2005, the Company loaned $88.0 million to Mediacom Broadband LLC. The loan was in the form of a demand note, which had a 6.7% annual interest rate payable semi-annually in cash. In April 2005, Mediacom Broadband LLC repaid the $88.0 million loan plus accrued interest to the Company. The Company used the proceeds to repay outstanding amounts under its revolving bank credit facility. The Company recorded $0.4 and $1.5 million of interest income related to the demand note for the three and six months ended June 30, 2005, respectively.
(11) Legal Proceedings
     On April 5, 2004, a lawsuit was filed against the Company’s parent, MCC, MCC Georgia LLC, a subsidiary of the Company’s sister company, Mediacom Broadband LLC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleged that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleged that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff sought injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of MCC’s employees, who allegedly acted as an agent for MCC, by which MCC received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted MCC’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over MCC exists.
     On August 2, 2005, MCC settled its litigation with EchoStar for an amount which is not significant to MCC’s financial condition, operations or cash flows. Neither party admitted liability concerning the matter.
     The Company, MCC and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant or adverse effect on the Company’s financial position, operations or cash flows.
(12) Sale of Assets and Investments
     The Company recorded a net gain on sale of assets and investments amounting to $1.2 million for the three and six months ended June 30, 2005 and $5.9 million for the three and six months ended June 30, 2004. The net gain for the second quarter of 2005 was due to sale of a portion of the Company’s investment in American Independence Corporation common stock. The gain for the respective periods in 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Overview
     We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and, beginning in June 2005 in certain markets, residential cable telephony. We currently offer video and HSD bundles and, with the introduction of cable telephony in certain markets, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
     As of June 30, 2005, our cable systems passed an estimated 1.34 million homes and served 670,000 basic subscribers. We provide digital video services to 189,000 digital customers, representing a penetration of 28.2% of our basic subscribers. We also currently provide HSD to 191,000 data customers, representing a penetration of 14.2% of our estimated homes passed.
     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. By year-end 2004, competitive local-into-local services in our markets covered an estimated 91% of our basic subscribers, as compared to 48% at year-end 2003. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets in 2005 representing a modest amount of our subscriber base.

Actual Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     The following table sets forth the unaudited consolidated statements of operations for the three months ended June 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenues	$123,038	$121,137	$1,901	1.6%
Costs and expenses:
Service costs	49,132	45,774	3,358	7.3%
Selling, general and administrative expenses	23,438	21,931	1,507	6.9%
Management fee expense	2,532	2,235	297	13.3%
Depreciation and amortization	24,567	27,423	(2,856)	(10.4%)

Operating income	23,369	23,774	(405)	(1.7%)

Interest expense, net	(24,484)	(23,861)	(623)	2.6%
Loss on early extinquishment of debt	(4,742)	—	(4,742)	NM
(Loss) gain on derivatives, net	(733)	8,262	(8,995)	NM
Gain on sale of assets and investments, net	1,183	5,885	(4,702)	(79.9%)
Investment income	4,500	4,500	—	0.0%
Other expense	(1,277)	(1,025)	(252)	24.6%

Net (loss) income	$(2,184)	$17,535	$(19,719)	NM

Revenues
     The following table sets forth revenue information for the three months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$98.3	79.9%	$100.8	83.2%	$(2.5)	(2.5%)
Data	21.3	17.3%	16.9	14.0%	4.4	26.0%
Advertising	3.4	2.8%	3.4	2.8%	—	0.0%

	$123.0	100.0%	$121.1	100.0%	$1.9	1.6%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.
     Revenues increased 1.6%, largely attributable to an increase in data revenues, significantly offset by a decrease in video revenues.

     Video revenues decreased 2.5%, as a result of a 4.6% reduction in basic subscribers from 702,000 as of June 30, 2004, to 670,000 as of June 30, 2005, offset in part by the impact of rate increases applied on our basic subscribers and higher fees from our advanced video products and services. Average monthly video revenue per basic subscriber rose 3.4% from $47.19 to $48.79. Our loss of basic subscribers substantially occurred in 2004, resulting primarily from increased competitive pressures by DBS service providers and, to a lesser extent, from our tightened customer credit policies throughout 2004 and the impact of Hurricane Ivan. To reverse this basic subscriber trend, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. Partly as a result of these efforts, our loss of basic subscribers decreased significantly during the six months ended June 30, 2005, with a loss of 5,000 compared to a loss of 21,700 in the same period last year. During the three months ended June 30, 2005, we lost 3,500 basic subscribers, compared to a loss of 20,000 in the same period last year. In addition, our digital television product category rebounded significantly, growing 29,000 digital customers during the six months ended June 30, 2005, compared to a loss of 1,400 in the same period last year. We had 189,000 digital customers as of June 30, 2005, compared to 150,000 as of June 30, 2004. Historically, we experience a seasonal decline in basic subscribers during the second quarter as a significant portion of college students in our markets disconnect at the end of the school year.
     Data revenues rose 26.0% primarily due to a 31.7% year-over-year increase in data customers from 145,000 to 191,000 and, to a much lesser extent, increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $40.53 to $38.19, largely due to various promotional offers since mid-year 2004.
     Advertising revenue remained unchanged as a result of weaker conditions in the smaller markets.
Costs and Expenses
     Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
     Service costs grew 7.3%, primarily due to increases in programming, field operating and employee costs. Programming expenses increased 5.4%, as a result of higher unit costs charged by our programming suppliers, significantly offset by a lower base of basic subscribers during the quarter ended June 30, 2005. Field operating costs rose 17.5%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in plant repairs and maintenance costs. Employee related costs grew 8.0%, primarily due to increased headcount, overtime and commissions related to higher levels of customer activity, network maintenance and greater staffing of our technical support for our data business, partially offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 39.9% for the three months ended June 30, 2005, as compared to 37.8% for the three months ended June 30, 2004.
     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.
     Selling, general and administrative expenses rose 6.9%, principally due to higher employee and marketing costs, partially offset by a decrease in bad debt and office expenses. Employee costs increased 23.3%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. Marketing costs grew 32.8% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns. The increase in selling, general and administrative expense was offset by a 17.1% decrease in office expenses primarily related to telephone costs and a 14.5% decrease in bad debt expense as a result of more effective customer credit and collection activities. Selling, general and administrative expenses as a percentage of revenues were 19.0% and 18.1% for the three months ended June 30, 2005 and 2004, respectively.

     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and residential cable telephony. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management agreements with our parent, MCC. Management fee expense was $2.5 million for the three months ended June 30, 2005 as compared to $2.2 million for the three months ended June 30, 2004. Management fee expense as a percentage of revenues was 2.1% for the three months ended June 30, 2005, as compared with 1.8% for the three months ended June 30, 2004.
     Depreciation and amortization decreased 10.4% to $24.6 million for the three months ended June 30, 2005, as compared to $27.4 million for the three months ended June 30, 2004. This decrease was principally due to higher levels of plant disposals in the second half of 2004 due to the sale of certain assets and a storm-related plant write down, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, rose 2.6%, primarily due to higher market interest rates on variable rate debt, offset in part by the redemption of our 8 1/2% Senior Notes due 2008 (“8 1/2 Senior Notes”) in April 2005 which was funded by lower cost bank borrowings and interest income on the note receivable from Mediacom Broadband LLC (“Mediacom Broadband”), a wholly-owned subsidiary of MCC.
Loss on Early Extinguishment of Debt
     The 8 1/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt of $4.7 million for the three months ended June 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of original issue discount and deferred financing costs.
(Loss) Gain on Derivatives, Net
     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2005 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $0.7 million for the three months ended June 30, 2005, as compared to a gain on derivatives amounting to $8.3 million for the three months ended June 30, 2004.
Gain on Sale of Asset and Investments, Net
     We recorded a net gain on sale of assets and investments of $1.2 million for the three months ended June 30, 2005 and $5.9 million for the three months ended June 30, 2004. The net gain for the second quarter of 2005 was due to the sale of a portion of our investment in American Independence Corporation common stock. The net gain for the second quarter of 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
Investment Income from Affiliate
     Investment income from affiliate was $4.5 million for the three months ended June 30, 2005 and 2004. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.

Other Expense
     Other expense was $1.3 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively. Other expense primarily represents amortization of original issue discounts and deferred financing costs and fees on unused credit commitments.
Net (Loss) Income
     As a result of the factors described above, we generated net loss for the three months ended June 30, 2005 of $2.2 million, as compared to a net income of $17.5 million for the three months ended June 30, 2004.
Six months Ended June 30, 2005 Compared to Six months Ended June 30, 2004
     The following table sets forth our unaudited consolidated statements of operations for the six months ended June 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenues	$240,536	$239,914	$622	0.3%
Costs and expenses:
Service costs	97,114	91,600	5,514	6.0%
Selling, general and administrative expenses	46,251	43,213	3,038	7.0%
Management fee expense	4,910	4,440	470	10.6%
Depreciation and amortization	48,787	53,749	(4,962)	(9.2%)

Operating income	43,474	46,912	(3,438)	(7.3%)
Interest expense, net	(50,146)	(47,799)	(2,347)	4.9%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
Gain on derivatives, net	2,360	4,870	(2,510)	NM
Gain on sale of assets and investments, net	1,183	5,885	(4,702)	(79.9%)
Investment income	9,000	9,000	—	0.0%
Other expense	(2,672)	(2,076)	(596)	28.7%

Net (loss) income	$(1,543)	$16,792	$(18,335)	NM

Revenues
     The following table sets forth revenue information for the six months ended June 30, 2005 and 2004 (dollars in millions):

	Six Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$193.2	80.3%	$201.0	83.8%	$(7.8)	(3.9%)
Data	41.1	17.1%	32.8	13.7%	8.3	25.3%
Advertising	6.2	2.6%	6.1	2.5%	0.1	1.6%

	$240.5	100.0%	$239.9	100.0%	$0.6	0.3%

     Revenues increased 0.3%, largely attributable to an increase in data revenues, mostly offset by a decrease in video revenues.
     Video revenues decreased 3.9%, as a result of a 4.6% reduction in basic subscribers from 702,000 as of June 30, 2004, to 670,000 as of June 30, 2005, offset in part by the impact of rate increases applied on our basic subscribers during 2004 and higher service fees from advanced video products and services. Average monthly video revenue per basic subscriber increased 1.9% from $46.99 to $47.86.
     Data revenues rose 25.3% primarily due to a 31.7% year-over-year increase in data customers from 145,000 to 191,000 and, to a much lesser extent, increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $41.01 to $38.85, largely due to various promotional offers since mid-year 2004.
     Advertising revenue increased 1.6%, as a result of stronger national and regional advertising. This was significantly offset by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs increased 6.0%, primarily due to increases in programming, field operating and employee costs. Programming expenses increased 2.7%, as a result of higher unit costs charged by our programming suppliers in return for our carriage of their services, significantly offset by a lower base of basic subscribers during the six months ended June 30, 2005. Field operating costs rose 18.5%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in plant maintenance and converter repairs. Employee related costs grew 4.6%, primarily due to increased headcount, overtime and commissions related to higher levels of customer activity and network maintenance and greater staffing of our technical support for our data business, partially offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 40.4% for the six months ended June 30, 2005, as compared to 38.2% for the six months ended June 30, 2004, respectively.
     Selling, general and administrative expenses rose 7.0%, principally due to higher employee and marketing costs related to increased customer activity, partially offset by a decrease in bad debt expense and office expenses. Employee costs increased 18.1%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. Marketing costs grew 41.2% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns. The increase in selling, general and administrative expense was offset by a 25.2% decrease in bad debt expense as a result of more effective customer credit and collection activities and a decrease in office expenses of 4.8% primarily related to lower telephone expenses. Selling, general and administrative expenses as a percentage of revenues were 19.2% and 18.0% for the six months ended June 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and residential cable telephony. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management agreements with our parent, MCC. Management fee expense was $4.9 million for the six months ended June 30, 2005 as compared to $4.4 million for the six months ended June 30, 2004. Management fee expense as a percentage of revenues was 2.0% for the six months ended June 30, 2005, as compared with 1.9% for the six months ended June 30, 2004.
     Depreciation and amortization decreased 9.2% to $48.8 million for the six months ended June 30, 2005, as compared to $53.7 million for the six months ended June 30, 2004, as a result of asset retirements and a disposal of cable system assets in 2004, offset in part by increased deprecation for ongoing investments to continue the rollout of products and services and for investments in our cable network.

Interest Expense, Net
     Interest expense, net, increased by 4.9%, primarily due to higher market interest rates on variable rate debt, offset in part by the redemption of our 8 1/2% Senior Notes with lower cost bank borrowings and interest income on the note receivable from Mediacom Broadband.
Loss on Early Extinguishment of Debt
     The 8 1/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt in the amount of $4.7 million for the six months ended June 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of original issue discount and deferred financing costs.
Gain (Loss) on Derivatives, Net
     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2005 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $2.4 million for the six months ended June 30, 2005, as compared to a gain of $4.9 million for the six months ended June 30, 2004.
Gain on Sale of Asset and Investments Net
     We recorded a net gain on sale of assets and investments of $1.2 million for the six months ended June 30, 2005 and $5.9 million for the six months ended June 30, 2004. The net gain for the second quarter of 2005 was due to the sale of a portion of our investment in American Independence Corporation common stock. The net gain for the second quarter of 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
Investment Income from Affiliate
     Investment income from affiliate was $9.0 million for the six months ended June 30, 2005 and 2004. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense
     Other expense was $2.7 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. Other expense primarily represents amortization of original issue discounts and deferred financing costs and fees on unused credit commitments. The increase was a result of higher commitment fees during the six months ended June 30, 2005.
Net (Loss) Income
     As a result of the factors described above, we generated net loss for the six months ended June 30, 2005 of $1.5 million, as compared to a net income of $16.8 million for the six months ended June 30, 2004.

Liquidity and Capital Resources
Overview
     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments have recently shifted away from upgrading the cable systems’ broadband network to the deployment of new products and services, including digital video, VOD, HDTV, DVRs, HSD and residential cable telephony. In the six months ended June 30, 2005, we made $55.6 million of capital expenditures. Although we did not make any strategic acquisitions or sales of cable systems during the six months ended June 30, 2005, we have historically entered into such transactions and may continue to do so in the future.
     We have a significant level of debt. As of June 30, 2005, our total debt was $1.47 billion. Of this amount, $6.4 and $6.3 million will mature within the twelve months ending June 30, 2006 and 2007, respectively. Given our level of indebtedness, we also have significant amounts of interest expense obligations. During the quarter ended June 30, 2005 we paid cash interest of $54.6 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes.
     During the six months ended June 30, 2005, we generated $54.4 million of net cash flows from operating activities, which together with the $4.2 million decrease in our cash balances funded net cash flows used in investing activities of $53.5 million and net cash flows used in financing activities of $5.1 million. Our cash requirements were predominantly capital expenditures during he six months ended June 30, 2005.
     As of June 30, 2005, we had unused credit commitments of about $293.6 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through June 30, 2005, we were in compliance with all of the covenants under our debit arrangements. Continued access to our credit facility is subject to our remaining in compliance with the covenants of our credit facility, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facility and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
Operating Activities
     Net cash flows provided by operating activities were $54.4 million and $65.8 million for the six months ended June 30, 2005 and 2004, respectively. This decrease was principally due to the decline in operating income offset in part by the timing of cash receipts and expense in our working capital accounts.
Investing Activities
     Net cash flows used in investing activities were $53.5 million and $29.0 million for the six months ended June 30, 2005 and 2004, respectively. This increase was substantially due to higher capital expenditures, which rose to $55.6 million from $35.8 million in the same period last year, resulting mainly from greater levels of customer connection activities and, to a lesser extent, from network upgrades and investment in our regional fiber network. The capital expenditures to cover the higher customer connection activity include unit purchases of customer premise equipment, including the more expensive HDTV and DVR set-tops, and the related installation costs.
     In January 2005, we loaned $88.0 million to Mediacom Broadband in the form of a demand note, with an annual interest rate of 6.7%, payable semi-annually in cash. This demand note was repaid by Mediacom Broadband in April 2005.
Financing Activities
     Net cash flows used in financing activities were $5.1 million for the six months ended June 30, 2005, as compared to $41.3 million of net cash flows used in financing activities for the same period last year. Our financing activities included the following:

     In January 2005, we borrowed the full amount under a $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstanding amounts under our revolving credit facility and to make the aforementioned loan of $88.0 million to Mediacom Broadband.
     On April 15, 2005, we redeemed all of our outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and borrowings from the revolving credit portion of our credit facility.
     We had net borrowings of $5.0 million under our bank credit facilities primarily to fund our $88.0 million loan to Mediacom Broadband.
Other
     We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through June 2009, to hedge $400.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of June 30, 2005, about 70% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt was approximately 6.9%.
     As of June 30, 2005, approximately $9.4 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2005 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest
	Debt	Leases	Leases	Expense(1)	Total
July 1, 2005 to June 30, 2006	$5,500	$898	$1,687	$97,487	$105,572
July 1, 2006 to June 30, 2007	5,500	815	1,229	99,074	106,618
July 1, 2007 to June 30, 2008	15,500	23	958	98,788	115,269
July 1, 2008 to June 30, 2009	27,500	—	703	98,055	126,258
July 1, 2009 to June 30, 2010	42,500	—	502	96,754	139,756
Thereafter	1,372,750	—	2,043	223,605	1,598,398

Total cash obligations	$1,469,250	$1,736	$7,122	$713,763	$2,191,871

     * Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of June 30, 2005 and the average interest rates applicable under such debt obligations.

Critical Accounting Policies
     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues obtained from the connection of customers to our communications network are less than direct installation costs. Therefore, installation revenues are recognized as connections are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues, derived from providing cable services, to the local franchising authorities. We normally pass these fees through to our customers. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Programming Costs
     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities in our consolidated balance sheet and recognize such amounts as a reduction of programming costs (which are a component of service costs in our consolidated statement of operations) over the carriage term of the programming contract.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
Property, Plant and Equipment
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalized a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed.

Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Any loss is included as a component of either depreciation expense or amortization expense, as appropriate unless it is material to the period in question whereby we would present it separately.
Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed in the October 2004, determined that there was no impairment of goodwill or indefinite-lived intangible assets. As of June 30, 2005, there were no events since then that would require an impairment analysis to be completed before the annual test date.
Derivative Instruments
     We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in the consolidated statement of operations. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R was originally effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission approved a new rule delaying the effective date the beginning of a company’s next fiscal year that commences after June 15, 2005. We plan on adopting SFAS No. 123R effective January 1, 2006 and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations.
Inflation and Changing Prices
     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations, we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we use interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on our variable interest rate debt. As of June 30, 2005, we had $400.0 million of interest rate swaps with various banks at a weighted-average fixed rate of approximately 3.2%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the interest expense. Under the terms of the interest rate swaps, which expire from 2006 through 2009, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At June 30, 2005, based on the mark-to-market valuation, we would have received approximately $4.0 million, including accrued interest, if we terminated these agreements.
     The table below provides the expected maturity and estimated fair value of our debt as of June 30, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

	Senior	Bank Credit	Capital Lease
	Notes	Facility	Obligations	Total
Expected Maturity:

July 1, 2005 to June 30, 2006	$	$5,500	$898	$6,398
July 1, 2006 to June 30, 2007	—	5,500	815	6,315
July 1, 2007 to June 30, 2008	—	15,500	23	15,523
July 1, 2008 to June 30, 2009	—	27,500	—	27,500
July 1, 2009 to June 30, 2010	—	42,500	—	42,500
Thereafter	625,000	747,750	—	1,372,750

Total	$625,000	$844,250	$1,736	$1,470,986

Fair Value	$619,375	$844,250	$1,736	$1,465,361

Weighted Average Interest Rate	9.2%	5.2%	3.1%	6.9%

ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     See Note 11 to our consolidated financial statements.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC
August 12, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President,
Chief Financial Officer and Treasurer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 12, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Treasurer and Secretary